Form 10-Q
period 2009-06-30
THEWEBDIGEST CORP.
filed 2009-08-14
CIK 1436599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 2009
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 333-151485
                       ----------

                               TheWebDigest Corp.
                               ------------------
             (Exact name of registrant as specified in its charter)

             Florida                                       26-2569043
             -------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

5100 West Copans Road Ste 710 Margate, Florida                33063
----------------------------------------------             ----------
(Address of principal executive offices)                   (Zip Code)

                                 (954) 599-3672
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 shares as of August 6, 2009.

                               THEWEBDIGEST CORP.
                                    FORM 10-Q
                           Quarter Ended June 30, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements .........................................   3

      Condensed Balance Sheets
      June 30, 2009 (Unaudited) and December 31, 2008 ....................   3

      Condensed Statements of Operations (Unaudited)
      For the Three Months ended June 30, 2009............................   4

      Statement of Stockholders Equity
      For the Period September 17, 2007 through June 30, 2009 ............   5

      Condensed Statements of Cash Flows (Unaudited)
      For the Three Months Ended June 30, 2009 ...........................   6

      Notes to the Condensed Financial Statements (Unaudited) ............   7

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ................  13

   Item 4 - Controls and Procedures ......................................  14

PART II - OTHER INFORMATION

   Item 6 - Exhibits .....................................................  16

Signatures ................................................................ 17

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the period ended June 30, 2009, prepared by the company, immediately follow.

                               TheWebDigest Corp.
                          (A Development Stage Company)
                                  BALANCE SHEET
                    As of June 30, 2009 and December 31, 2008

                                                        June 30,    December 31,
                                                          2009          2008
                                                        --------    ------------
                      ASSETS
CURRENTS ASSETS
  Cash ...........................................      $      -      $      -

TOTAL CURRENT ASSETS .............................             -             -

                                                        --------      --------
TOTAL ASSETS .....................................      $      -      $      -
                                                        ========      ========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued Liabilities ............................      $  2,500      $  1,500
  Accounts Payable ...............................        15,469           469
  Payable to Stockholder .........................         4,842         1,942
                                                        --------      --------
    TOTAL CURRENT LIABILITIES ....................      $ 22,811      $  3,911

TOTAL LIABILITIES ................................        22,811         3,911

STOCKHOLDERS' DEFICIT
  Common stock:  par value $.001;
    100,000,000 shares authorized;
    9,000,000 shares issued and outstanding ......         9,000         9,000
Additional paid in capital .......................             -             -
Deficit accumulated during the development stage .       (31,811)      (12,911)
                                                        --------      --------
    TOTAL STOCKHOLDERS' DEFICIT ..................       (22,811)       (3,911)

                                                        --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......      $      -      $      -
                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                                      TheWebDigest Corp.
                                (A Development Stage Company)
                                   STATEMENT OF OPERATIONS
          For the 3 Months Ended June 30, 2009 and the Year Ended December 31, 2008
                 from September 17, 2007 (Date of Inception) to June 30, 2009
                                                      Cumulative Amount    Cumulative Amount
                                                             from                 from
                                        For the 3     September 17, 2007   September 17, 2007
                                      Months Ended      (inception) to       (inception) to
                                      June 30, 2009   December 31, 2008       June 30, 2009
                                      -------------   ------------------   ------------------
REVENUES
  Sales ...........................    $         -        $         -          $         -
  Cost of Sales ...................              -                  -                    -
                                       -----------        -----------          -----------
     Gross profit .................              -                  -                    -

OPERATING EXPENSES
  Administrative and General ......            500              4,142                5,642
  Legal and Accounting Expense ....          2,000              8,769               10,769
  Web Design and Development ......            400                  -               15,400
                                       -----------        -----------          -----------
     TOTAL OPERATING EXPENSES .....          2,900             12,911               31,811
                                       -----------        -----------          -----------

Loss from operations ..............         (2,900)           (12,911)             (31,811)
                                       -----------        -----------          -----------

OTHER INCOME

     TOTAL OTHER INCOME ...........              -                  -                    -
                                       -----------        -----------          -----------

NET OPERATING INCOME (LOSS)
 BEFORE INCOME TAXES ..............         (2,900)           (12,911)             (31,811)

PROVISION FOR INCOME TAXES ........              -                  -                    -
                                       -----------        -----------          -----------
NET INCOME (LOSS) .................    $    (2,900)       $   (12,911)         $   (31,811)
                                       ===========        ===========          ===========

Net Loss Per Common Share .........             **                 **                    -
Basic and fully diluted ...........         (0.000)            (0.001)              (0.003)

WEIGHTED AVERAGE SHARES OUTSTANDING      9,000,000          9,000,000            9,000,000

          The accompanying notes are an integral part of these financial statements.

                                              4

                                     TheWebDigest Corp.
                               (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              From September 17, 2007 (Date of Inception) thru March 31, 2009
                                      Common Stock      Additional   Retained
Par Value of $0.001                                      Paid-in     Earnings
                                    Shares     Amount    Capital     (Deficit)     Total
--------------------------------   ---------   ------   ----------   ---------   ---------
Balance at September 17, 2007
 (date of inception) ...........           -   $    -   $        -   $       -   $       -
Common stock issued at
 September 30, 2007 ............   9,000,000    9,000            -           -       9,000
Net loss from September 17, 2007
 thru March 31, 2009 ...........           -        -            -     (28,911)    (28,911)
                                   ---------   ------   ----------   ---------   ---------
Balance at March 31, 2009 ......   9,000,000   $9,000   $        -   $ (28,911)  $ (19,911)
Net Loss for 3 months ending
 June 30, 2009 .................           -        -            -      (2,900)          -
                                   ---------   ------   ----------   ---------   ---------
Balance at June 30, 2009 .......   9,000,000   $9,000            -   $ (31,811)  $ (22,811)

         The accompanying notes are an integral part of these financial statements.

                                             5

                                           TheWebDigest Corp.
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS
                     From September 17, 2007 (Date of Inception) thru June 30, 2009
                                                                 Cumulative Amount    Cumulative Amount
                                                                        from                 from
                                                   For the 3     September 17, 2007   September 17, 2007
                                                 Months Ended      (inception) to       (inception) to
                                                 June 30, 2009   December 31, 2008      June 30, 2009
                                                 -------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) ..........................     $  (2,900)        $ (12,911)            $(31,811)
  Adjustment to reconcile net loss to
   Net cash used in operations:
    Issuance of Common Stock for Services ....             -                 -                    -
    Forgiveness of shareholder payable .......             -                 -                    -
  Changes in operating assets and liabilities:
    Accounts Payable, accrued liabilities and
     stockholder's payable ...................         2,900            12,911               31,811

                                                   ---------         ---------             --------
NET CASH USED IN OPERATIONS ..................             -                 -                    -
                                                   ---------         ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in payable to stockholder .........             -                 -                    -
  Inssuance of common stock ..................             -                 -                    -
                                                   ---------         ---------             --------
Net cash provided by financing activities ....             -                 -                    -
                                                   ---------         ---------             --------

                                                   ---------         ---------             --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ............................             -                 -                    -
                                                   ---------         ---------             --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             -                 -                    -
                                                   ---------         ---------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....     $       -         $       -             $      -
                                                   =========         =========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash pain for interest .....................             -                 -                    -
                                                   =========         =========             ========
  Cash paid for income taxes .................             -                 -                    -
                                                   =========         =========             ========

               The accompanying notes are an integral part of these financial statements.

                                                    6

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH JUNE 30, 2009

NOTE 1 ORGANIZATION

         THEWEBDIGEST CORP. (a development stage enterprise) (the Company) was formed on September 17, 2007 in the State of Florida. The Company's activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company
-------------------------------------------------

         The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method
-----------------

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Income Taxes
------------

         The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2007.

Cash Equivalents
----------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH JUNE 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Estimates
---------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Research and development costs
------------------------------

         Research and development costs are expensed as incurred. Accordingly, for the period ending June 30, 2009, $400 was expensed.

Basic Loss Per Common Share
---------------------------

         Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2009 for purposes of computing fully diluted earnings per share.

Share-Based Payments
--------------------

         The Company adopted Statement of Financial Accounting standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", which the company previously followed in accounting for stock-base awards. In March 2005, the SEC issued Staff Bulletin No. 107("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

         Under SFAS No. 123R, stock-base compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company adopted the provisions of SFAS 123R in its fiscal year ended December 31, 2007, using the modified prospective application method.

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH JUNE 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Share-Based Payments
--------------------

         The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, "Accounting for Stock-Based Compensation".

Fair value of Financial Instruments
-----------------------------------

         Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Related Parties
---------------

         Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

New Accounting Pronouncements

In May 2008, the FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not believe SFAS No. 162 will have a significant impact on the Company's financial statements.

In April 2009, the FASB issued FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH JUNE 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)", which changes the approach to determining the primary beneficiary of a variable interest entity ("VIE") and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3 GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations.

         If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH JUNE 30, 2009

NOTE 4 INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

         There is no provision for income taxes due to continuing losses. At June 30, 2009, the Company has net operating loss carryforwards for tax purposes of approximately $32,000, which expires through 2029. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

         On September 30, 2007, the company entered into a subscription agreement with Mr. Steven Adelstein, its sole shareholder and officer for the amount of $9,000. Under the terms and conditions of the subscription agreement, the Company will be advanced cash and cash equivalents as required to pay operating expenses. The Company issued 9,000,000 common shares as consideration for this subscription agreement. As of December 31, 2008 the Company has been advanced all $9,000.

         From time to time, the company borrows from Steven Adelstein, its Sole Shareholder and Officer, funds to operate in a normal course of business. Accordingly, at June 30, 2009, the company has borrowed $4,842.

         The Company does not lease or rent any property. Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 EQUITY

         On September 30, 2007, the company entered into a subscription agreement with Mr. Steven Adelstein, its sole shareholder and officer for the amount of $9,000. Under the terms and conditions of the subscription agreement, the Company will be advanced cash and cash equivalents as required to pay operating expenses. The Company issued 9,000,000 common shares as consideration for this subscription agreement. As of December 31, 2008 the Company has been advanced all $9,000.

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH JUNE 30, 2009

NOTE 7 INDEPENDENT CONTRACTOR

         The company has entered into an agreement with an independent contractor to produce and develop the initial five (5) domain names as informational web sites for a total amount of $30,000. The initial payment of $15,000 is due March 31, 2009 or within thirty (30) days of the company's Form S-1 as filed with the Securities and Exchange Commission becomes effective, whichever is latter. At June 30, 2009, the company's filing with the Securities and Exchange Commission had not become effective and therefore this payment is classified for financial presentation as an account payable of $15,000. The balance to contractor is six (6) months after the initial payment is paid. The independent contractor has agreed to complete the initial five (5) web sites for beta testing within thirty (30) days of the company's filing with the Securities and Exchange Commission becomes effective.

NOTE 8 INTELLECTUAL PROPERTIES

         The company owns in excess of 175 domain names having different subject matters within each specific domain name. The company is currently developing five (5) domain names for informational web portals. It is the company's policy to expense all costs related to research and development as these web portals are produced and developed. reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

TheWebDigest Corp. has provided the following information concerning the company and its business for inclusion in this quarterly report. This information contains statements that constitute "forward looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, business strategy, budgets, development opportunities or projects, the expected timing of transactions or their expectations, beliefs, plans, objectives, assumptions or future events or performance are not statements of historical fact and may be "forward-looking statements".

Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of known and unknown risks and uncertainties which could cause actual results or events to differ materially from those anticipated by TheWebDigest Corp.

COMPANY HISTORY

We are a development stage Company incorporated in September 2007 to establish ourselves as internet informational portals. We intend to develop and market our web portals and sell sponsorship rights through various marketing and advertising procurement channels throughout the United States and foreign territories. The Company business plan provides for each web portal to have five
(5) individual sponsors that pay an annual fee (to be established as our marketing program develops) for a rotating sponsorship banner displayed on our web portal including a hyperlink to the sponsors web site. Our individual web portals, as developed, contain information specific to the subject matter as described in each web domain. The sponsorships obtained by us will have a direct relationship to the specific subject matter that they sponsor. For example, if our web portal is the www.thediabeticdigest.com, the sponsor will have a direct correlation to diabetes and accordingly, the web portal will have informational data specifically for the same subject matter - mainly diabetes. Emphasis will be placed on the following types of subjects to develop each web portal on a specific content matter that directly refers to the web domain name (for example. Diabetes - www.TheDiabeticDigest.com; arthritis - www.thearthritisdigest.com; vitamins--www.thevitamindigest.com; podiatry - www.thepodiatrydigest.com., etc.) These are just a few of the intended domain names in our line of offerings to be developed.

Through June 30, 2009 we had losses from inception (September 17, 2007) of $31,811. We raised the cash amounts used in these activities from our officer and accruing a liability with our independent contractor. At August 6, 2009, we had $0 cash on hand and $0 revenues. For the year ended December 31, 2008, we had $0 revenues and have losses of $31,811. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern.

PLAN OF OPERATION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like:
"believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company organized to market web portals on the internet.

We have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans we undertake.

From inception (November 15, 2008) to June 30, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin our website and start selling visual content images.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of ($2,900) for the three months ended June 30, 2009. These expenses consisted of development, general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through June 30, 2009 were ($31,811). As we were incorporated on November 15, 2008, there are no comparative figures to previous years.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At June 30, 2009 our cash in the bank was $0.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until We begin our website and start selling visual content images.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

      - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

      - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

      - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our financial statements as of June 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.                       Description
-----------                       -----------

    3.1        Articles of Incorporation*

    3.2        Bylaws*

   31.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

* Incorporated by reference, please see our Registration Statement on Form S-1 (file number 333-151485) on the website at www.sec.gov

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Margate, FL, by the undersigned, thereunto duly authorized.

                                      TheWebDigest Corp.
                                      (Registrant)

August 14, 2009                       By: /s/ Steven Adelstein
                                      ------------------------
                                      Steven Adelstein, President, Director,
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer