Form 10-Q
period 2009-09-30
THEWEBDIGEST CORP.
filed 2009-11-09
CIK 1436599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended September 30, 2009
                               ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 shares as of October 15, 2009.

                               THEWEBDIGEST CORP.
                                    FORM 10-Q
                        Quarter Ended September 30, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements .........................................   3

      Condensed Balance Sheets
      September 30, 2009 (Unaudited) and December 31, 2008 ...............   3

      Condensed Statements of Operations (Unaudited)
      For the Three and Nine Months ended September 30, 2009..............   4

      Statement of Stockholders Equity/(Deficit)
      For the Period September 17, 2007 through September 30, 2009 .......   5

      Condensed Statements of Cash Flows (Unaudited)
      For the Nine Months Ended September 30, 2009 .......................   6

      Notes to the Condensed Financial Statements (Unaudited) ............   7

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ................  14

   Item 4 - Controls and Procedures ......................................  15

PART II - OTHER INFORMATION

   Item 6 - Exhibits .....................................................  17

Signatures ................................................................ 18

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the period ended September 30, 2009, prepared by the company, immediately follow.

                            TheWebDigest Corporation
                          (A Development Stage Company)
                                  BALANCE SHEET
      As of September 30, 2009 (unaudited) and December 31, 2008 (audited)

                                                        Unaudited       Audited
                                                           2009           2008
                                                        ---------      ---------
                      ASSETS

CURRENTS ASSETS
  Cash ...........................................      $      -       $      -
                                                        --------       --------
    TOTAL CURRENT ASSETS .........................             -              -
                                                        --------       --------

TOTAL ASSETS .....................................      $      -       $      -
                                                        ========       ========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Liabilities ............................      $  3,500       $  1,500
  Accounts Payable ...............................        15,469            469
  Payable to Stockholder .........................         6,842          1,942
                                                        --------       --------
    TOTAL CURRENT LIABILITIES ....................      $ 25,811       $  3,911

TOTAL LIABILITIES ................................        25,811          3,911

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock:  par value $.001;
    100,000,000 shares authorized
    9,000,000 shares issued and outstanding ......         9,000          9,000
  Additional paid in capital .....................             -              -
  Deficit accumulated during the development stage       (34,811)       (12,911)
                                                        --------       --------
    TOTAL STOCKHOLDERS' DEFICIT ..................       (25,811)        (3,911)
                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......      $      -       $      -
                                                        ========       ========

   The accompanying notes are an integral part of these financial statements.

                                              TheWebDigest Corporation
                                           (A Development Stage Company)
                                              STATEMENT OF OPERATIONS
                       For the Period September 17, 2007 (inception) thru September 30, 2009
                                                                                                       Cumulative
                                                                                                      Amount from
                                                                                                      September 17,
                                  For the Three    For the Three    For the Nine     For the Nine         2007
                                  Months Ended     Months Ended     Months Ended     Months Ended    (inception) to
                                  September 30,    September 30,    September 30,    September 30,    September 30,
                                      2009             2008             2009             2008             2009
                                  -------------    --------------   -------------    -------------   --------------
REVENUES
  Sales ......................    $          -     $           -    $          -     $          -     $          -
  Cost of Sales ..............               -                 -               -                -                -
                                  ------------     -------------    ------------     ------------     ------------

Gross Profit .................               -                 -               -                -                -

OPERATING EXPENSES
  Administrative and General .             500                 -           2,000            2,142            6,142
  Legal and Accounting expense           1,000                 -           3,000            3,500           11,769
  Web Design and Development .           1,500                 -          16,900            2,600           16,900
                                  ------------     -------------    ------------     ------------     ------------

    TOTAL OPERATING EXPENSES .           3,000                 -          21,900            8,242           34,811

LOSS FROM OPERATIONS .........          (3,000)                -         (21,900)          (8,242)         (34,811)
                                  ------------     -------------    ------------     ------------     ------------

OTHER INCOME .................               -                 -               -                -                -
                                  ------------     -------------    ------------     ------------     ------------

    TOTAL OTHER INCOME .......               -                 -               -                -                -

NET OPERATING INCOME (LOSS)
 BEFORE INCOME TAXES .........          (3,000)                -         (21,900)          (8,242)         (34,811)
                                  ------------     -------------    ------------     ------------     ------------

PROVISION FOR INCOME TAXES ...               -                 -               -                -                -
                                  ------------     -------------    ------------     ------------     ------------

NET INCOME (LOSS) ............    $     (3,000)    $           -    $    (21,900)    $     (8,242)    $    (34,811)
                                  ============     =============    ============     ============     ============

BASIC AND DILUTED NET LOSS
 PER SHARE ...................              **                **              **               **

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ..........       9,000,000         9,000,000       9,000,000        9,000,000

**  Less than .01

                     The accompanying notes are an integral part of these financial statements.

                                                         4

                                            TheWebDigest Corporation
                                          (A Development Stage Company)
                                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                    UNAUDITED
                      For the Period September 17, 2007 (inception) thru September 30, 2009
                                                                                                       Total
                                     Common Stock                       Additional    Retained     Stockholders'
Par Value of $0.001              -------------------    Subscription     Paid-in      Earnings        Equity/
                                  Shares      Amount     Receivable      Capital      (Deficit)      (Deficit)
                                 ---------    ------    ------------    ----------    ---------    -------------
Balance at September 17, 2007
 (date of inception) ........            -    $    -      $      -       $      -      $      -       $       -

Common stock issued for
 subscription  agreement at
 September 30,2007 ..........    9,000,000     9,000        (9,000)             -             -               -

Payments on Subscription
 Receivable .................            -         -         1,500              -             -           1,500

Net loss for the period .....            -         -             -              -        (1,500)         (1,500)
                                 ---------    ------      --------       --------      --------       ---------
  Balance December 31, 2007 .    9,000,000     9,000        (7,500)             -        (1,500)              0

Payments on Subscription
 Receivable .................            -         -         7,500              -             -           7,500

Net loss for the year .......            -         -             -              -       (11,411)        (11,411)
                                 ---------    ------      --------       --------      --------       ---------
  Balance December 31, 2008 .    9,000,000     9,000             -              -       (12,911)         (3,911)

Net loss for the period .....            -         -             -              -       (16,000)        (16,000)
                                 ---------    ------      --------       --------      --------       ---------
  Balance March 31, 2009 ....    9,000,000     9,000             -              -       (28,911)        (19,911)

Net loss for the period .....            -         -             -              -        (2,900)         (2,900)
                                 ---------    ------      --------       --------      --------       ---------
  Balance June 30, 2009 .....    9,000,000     9,000             -              -       (31,811)        (22,811)

Net loss for the period .....            -         -             -              -        (3,000)         (3,000)
                                 ---------    ------      --------       --------      --------       ---------
  Balance September 30, 2009     9,000,000    $9,000      $      -       $      -      $(34,811)      $ (25,811)
                                 =========    ======      ========       ========      ========       =========

                   The accompanying notes are an integral part of these financial statements.

                                                        5

                                        TheWebDigest Corporation
                                     (A Development Stage Company)
                                        STATEMENT OF CASH FLOWS
                                               UNAUDITED
                 For the Period September 17, 2007 (inception) thru September 30, 2009
                                                                                           Cumulative
                                                                                          Amount from
                                                                                          September 17,
                                                        For the Nine     For the Nine         2007
                                                        Months Ended     Months Ended    (inception) to
                                                        September 30,    September 30,    September 30,
                                                            2009             2008             2009
                                                        -------------    -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) ................................    $    (21,900)    $     (8,242)    $    (34,811)
  Adjustments to reconcile net loss to net
   cash used in operations:
  Common stock issued for services .................               -                -                -
  Changes in operating liabilities and assets:
    Accrued liabilities ............................           2,000                -            3,500
    Accounts payable ...............................          15,000                -           15,469
                                                        ------------     ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES ..............          (4,900)          (8,242)         (15,842)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase payable to stockholder ..................           4,900              742            6,842
  Payments on subscription agreement ...............               -            7,500            9,000
                                                        ------------     ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........           4,900            8,242           15,842
                                                        ------------     ------------     ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               -                -                -
                                                        ------------     ------------     ------------

CASH AND CASH EQUIVALENTS
  Beginning of Period ..............................               -                -                -
  End of Period ....................................    $          -     $          -     $          -
                                                        ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest ...........................               -                -                -
                                                        ------------     ------------     ------------
  Cash paid for income taxes .......................               -                -                -
                                                        ------------     ------------     ------------

               The accompanying notes are an integral part of these financial statements.

                                                   6

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH SEPTEMBER 30, 2009

NOTE 1 ORGANIZATION

         THEWEBDIGEST CORP. (a development stage enterprise) (the Company) was formed on September 17, 2007 in the State of Florida. The Company's activities to date have been primarily directed towards the raising of capital, designing and beta testing web portal(www.thediabeticdigest.com) and seeking business opportunities.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company
-------------------------------------------------

         The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method
-----------------

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Income Taxes
------------

         The Company accounts for income taxes as outlined in the Accounting Standards Codification ("ASC") 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2009.

Cash Equivalents
----------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH SEPTEMBER 30, 2009

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

Research and development costs
------------------------------

         Research and development costs are expensed as incurred. Accordingly, for the period ending September 30, 2009, $1,500 was expensed.

Basic Loss Per Common Share
---------------------------

         Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2009 for purposes of computing fully diluted earnings per share.

Share-Based Payments
--------------------

         The Company adopted Accounting Standards Codification ("ASC") 718 "Compensation - Stock Compensation", which was previously Statement of Financial Accounting standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", which the company previously followed in accounting for stock-base awards. In March 2005, the SEC issued Staff Bulletin No. 107("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

         Under SFAS No. 123R, stock-base compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company adopted the provisions of SFAS 123R in its fiscal year ended December 31, 2007, using the modified prospective application method.

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH SEPTEMBER 30, 2009

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

New Accounting Pronouncements
-----------------------------

FASB Accounting Standards Codification

(Accounting Standards Update ("ASU") 2009-01)

         In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH SEPTEMBER 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

         As a result of the Company's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification ("ASC") 855 "Subsequent Events", previously SFAS No. 165 "Subsequent Events")

         SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued ("subsequent events"). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company's financial statements. The Company evaluated for subsequent events through the issuance date of the Company's financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 "Intangibles -- Goodwill and Other", previously FSP SFAS No. 142-3

         "Determination of the Useful Lives of Intangible Assets") FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company's financial statements.

Noncontrolling Interests

(Included in ASC 810 "Consolidation", previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51")

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH SEPTEMBER 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

         SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders' equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

         The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading "net income attributable to noncontrolling interests." The adoption of SFAS No. 160 did not have any other material impact on the Company's financial statements.

Consolidation of Variable Interest Entities -- Amended

(To be included in ASC 810 "Consolidation", SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)")

         SFAS No. 167 amends FASB Interpretation No. 46(R) "Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company's financial statements.

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

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH SEPTEMBER 30, 2009

NOTE 3 GOING CONCERN-CONT'D

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

         There is no provision for income taxes due to continuing losses. At September 30, 2009, the Company has net operating loss carryforwards for tax purposes of approximately $35,000, which expires through 2029. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

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

         From time to time, the company borrows from Steven Adelstein, its Sole Shareholder and Officer, funds to operate in a normal course of business. Accordingly, at September 30, 2009, the company has borrowed $6,842.

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

                               THEWEBDIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         FROM INCEPTION (SEPTEMBER 17, 2007) THROUGH SEPTEMBER 30, 2009

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

NOTE 7 OUR OFFERING

         On August 12, 2009, our registration statement on Form S-1 became effective. The company is in the process of selling 3,000,000 shares of our par value $0.001 common stock. There are no assurances that these shares or a portion of these shares will be sold.

NOTE 8 INDEPENDENT CONTRACTOR

         The company has entered into an agreement with an independent contractor to produce and develop the initial five (5) domain names as informational web sites for a total amount of $30,000. The initial payment of $15,000 is due March 31, 2009 or within thirty (30) days of the company's Form S-1 as filed with the Securities and Exchange Commission becomes effective, whichever is later. At September 30, 2009, the company's filing with the Securities and Exchange Commission became effective August 12, 2009 and therefore this payment is classified for financial presentation as an account payable of $15,000. The balance due to contractor is six (6) months after the initial payment is paid.

NOTE 9 INTELLECTUAL PROPERTIES

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

Through September 30, 2009 we had losses from inception (September 17, 2007) of $34,811. We raised the cash amounts used in these activities from our officer and accruing a liability with our independent contractor. At September 30, 2009, we had $0 cash on hand and $0 revenues. For the year ended December 31, 2008, we had $0 revenues and have losses of $12,911. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern.

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

From inception (September 17, 2007) to September 30, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

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

We incurred operating expenses of ($3,000) for the three months ended September 30, 2009. These expenses consisted of development, general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through September 30, 2009 were ($34,811).

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At September 30, 2009 our cash in the bank was $0.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our financial statements as of September 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

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

                                      TheWebDigest Corp.
                                      (Registrant)

November 9, 2009                      By: /s/ Steven Adelstein
                                      ------------------------
                                      Steven Adelstein, President, Director,
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer