Form 10-Q
period 2010-06-30
THEWEBDIGEST CORP.
filed 2010-07-09
CIK 1436599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer        ☐                                                                             Accelerated filer                             ☐

           Non-accelerated filer          ☐                                                                             Smaller reporting company           ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 9, 2010
Common Stock, $0.001	10,000,000 shares
Preferred Stock, $0.001	0 shares

THEWEBDIGEST CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Statements of Operations for the three months ended June 30, 2010 and 2009 and the cumulative period from September 17, 2007 (inception) through June 30, 2010	4

Consolidated Statements of Shareholders' Equity from September 17, 2007 (inception) through June 30, 2010	5

Condensed Statements of Cash Flows at June 30, 2010	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4T. Controls and Procedures.	13

Part II Other Information	14

Item 1. Legal Proceeding.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. (Removed and Reserved).	14

Item 5. Other Information.	14

Item 6. Exhibits.	14

Signatures	15

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	Unaudited June 30, 2010	Audited December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$15,000	$15,000
Accrued expenses	1,500	4,000
Accounts interest	75	—
Loans to related parties	8,411	811
Total Liabilities	24,986	19,811

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, par value $0.001; 10,000,000 authorized; no shares
issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, par value $0.001; 100,000,000 shares authorized;
10,000,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	$10,000	$10,000
Additional paid in capital	9,000	9,000
Deficit accumulated during the development stage	(43,986)	(38,811)
Total Stockholders' Equity (Deficit)	(24,986)	(19,811)

Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period September 17, 2007 (inception) through June 30, 2010

(Unaudited)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009	Cumulative from September 17, 2007 (inception) thru June 30, 2010

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	1,500	2,000	2,000	2,000	17,269
Web Design and Development	1,600	400	1,600	15,400	18,500
General and Administrative	1,000	500	1,500	1,500	8,142

Total Operating Expenses	4,100	2,900	5,100	18,900	43,911

Operating Loss	(4,100)	(2,900)	(5,100)	(18,900)	(43,911)

Other income/expenses:
Interest expense	75	—	75	—	75
Total Other Income/ (Expenses	(75)	—	(75)	—	(75)

Net (loss) before Income Taxes	(4,175)	(2,900)	(5,175)	(18,900)	(43,986)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(4,175)	$(2,900)	$(5,175)	$(18,900)	$(43,986)

Basic and diluted net loss per common share	**	**	**	**	**

Weighted average number of common shares outstanding	10,000,000	9,000,000	10,000,000	9,000,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FROM SEPTEMBER 17, 2007 (INCEPTION) THROUGH JUNE 30, 2010

(Unaudited)

							Accumulated
							(Deficit)
					Total		During	Total
	Preferred Stock		Common Stock		Shareholders'	Subscription	Development	Shareholders'
	Shares	Amount	Shares	Amount	Equity	Receivable	Stage	Equity

Balance at September 17, 2007	—	$—	—	$—	$—	$—	$—	$—

Common stock issued for subscription agreement at September 30, 2007	—	—	9,000,000	9,000	—	(9,000)	—	—

Payments on Subscription	—	—	—	—	—	9,000	—	9,000

Net (loss) for the year ended December 31, 2007	—	—	—	—	—	—	(1,500)	(1,500)

Balance at December 31, 2007	—	—	9,000,000	9,000	—	—	(1,500)	7,500

Net (loss) for the year ended December 31, 2008	—	—	—	—	—	—	(11,411)	(11,411)

Balance at December 31, 2008	—	—	9,000,000	9,000	—	—	(12,911)	(3,911)

Common stock issued on October 18, 2009 (persuant to Form S-1 which became effective August 12, 2009 - $0.01/share)	—	—	1,000,000	1,000	9,000	—	—	10,000

Net (loss) for year ending December 31, 2009	—	—	—	—		—	(25,900)	(25,900)

Balance at December 31, 2009	—	—	10,000,000	10,000	9,000	—	(38,811)	(19,811)

Net (loss) for the three months ending March 31, 2010	—	—	—	—	—	—	(1,000)	(1,000)

Balance at March 31, 2010	—	—	10,000,000	10,000	9,000	—	(39,811)	(20,811)

Net (loss) for the three months ending June 30, 2010	—	—	—	—	—	—	(4,175)	(4,175)

Balance at June 30, 2010	—	$—	10,000,000	$10,000	$9,000	$—	$(43,986)	$(24,986)

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period August 31, 2008 (inception) through June 30, 2010

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	Cumulative from August 31, 2008 (inception) through June 30, 2010
OPERATING ACTIVITIES:
Net loss	$(5,175)	$(18,900)	$(43,986)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	15,000	15,000
Increase/(Decrease) in accrued expenses	(2,500)	1,000	1,500

Net cash used in operating activities	(7,675)	(2,900)	(27,486)

FINANCING ACTIVITIES:
Stock issued for cash	—	—	10,000
Payments on subscription agreement	—	—	9,000
Increase in accrued interest on loans payable - related parties	75	—	75
Increase in loans payable - related parties	7,600	2,900	8,411

Net cash provided by (used in) financing activities	7,675	2,900	27,486

NET INCREASE IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period September 17, 2007 (Inception) through December 31, 2009 and the year ended December 31, 2008 were filed on April 9, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 and for the period September 17, 2007 (Inception) through December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

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

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

            •      Shipment has occurred;

            •      Price is fixed or determinable; and

            •      Collectability is reasonably assured.

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the period from September 17, 2007 (inception) to June 30, 2010, the Company recognized no revenues.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with the Accounting Standards Codification (“ASC”) 260 “Earnings Per Share” which was previously Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and  liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through July 9, 2010 the date the Company’s financial statements were available to be issued. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after

November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 - EQUITY TRANSACTIONS

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

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $27,486from inception of September 17, 2007 to June 30, 2010 and has an accumulated deficit of ($43,986) through June 30, 2010 and ($38,811) at December 31, 2009.

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

Revenues

As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2010 when our websites should be completed with its beta testing and is available for customers. We do not expect our revenues to increase significantly until early 2011.

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

Results for the Three Months Ended June 30, 2010 and June 30, 2009

Revenues. The Company’s revenues for the three months ended June 30, 2010 and 2009 were $0. From inception through June 30, 2010, the company had $0 revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended June 30, 2010 were $1,500 as compared to $2,000 for the three months ended June 30, 2009. The decrease in legal and accounting expenses were a direct result of professional fees associated with the company’s filings required by the Securities and Exchange Commission.

Web Design and Development . Web design and development expenses for the three months ended June 30, 2010 were $1,600 as compared to $400 for the three months ended June 30, 2009. The increase was a result of renewing our domain names with the registrar.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 were $1,000 compared to $500 for the three months ended June 30, 2009.  The increase of $500 is the normal recurring expenses that we anticipate occurring on a quarterly basis.

Net Loss. Net loss for the three months ended June 30, 2010 was $4,175as compared to $2,900 for the three months ended June 30, 2009.   The increase in of net loss of $1,275 was a result of renewing our domain names with the registrar prior to a published increase of renewal fees.

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

As of June 30, 2010 and December 31, 2009, total current assets were $0.

As of June 30, 2010, total current liabilities were $24,986, which consisted of $15,000 of accounts payable due to our independent contractor for development of our web portals, $1,575 of accrued expenses and $8,411 of loans from related parties.  As of December 31, 2009, total current liabilities were $19,811, which consisted of $15,000 of accounts payable due to our independent contractor for development of our web portals, $4,000 of accrued expenses and $811 of loans from related parties.  We had net working capital deficit of ($24,986) as of June 30, 2010, compared to net working deficit capital of ($19,811) at December 31, 2009.

During the six months ended June 30, 2010, operating activities used cash of $7,675. Cash flows from financing activities consist primarily ofcash generated through the company’s initial public offering and loans from related parties   from September 17, 2007 (inception) through June 30, 2010.

Material Commitments

We entered into an agreement with a third party independent contractor to produce and develop our initial five (5) web portals for a total of $30,000. Of the total ($30,000), we have expensed $15,000 and anticipate the balance ($15,000) to be expensed on or before December 31, 2010. The independent contractor is revising the web portals whereby the company is anticipating the review and beta testing to commence fourth quarter of 2010. Upon acceptance of the web portals, the company owes a total of $30,000 within thirty (30) days of acceptance including the $15,000 classified on the financial statements as accounts payable at June 30, 2010.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.   As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company.

SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting  company.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 are  recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President, who also serves as our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our President, who also serves as our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

THEWEBDIGEST CORP.

DATE: July 9, 2010	By:	/s/ Steven Adelstein
Steven Adelstein
President, Principal Executive Officer and Principal Accounting and Financial Officer