Form 10-Q
period 2010-09-30
THEWEBDIGEST CORP.
filed 2010-10-22
CIK 1436599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2010
Common Stock, $0.001	10,000,000 shares
Preferred Stock, $0.001	0 shares

THEWEBDIGEST CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the cumulative period from September 17, 2007 (inception) through September 30, 2010	4

Statements of Shareholders' Equity from September 17, 2007 (inception) through September 30, 2010	5

Condensed Statements of Cash Flows at September 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4T. Controls and Procedures.	14

Part II Other Information	15

Item 1. Legal Proceeding.	15

Item 1A. Risk Factors.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	15

Item 4. (Removed and Reserved).	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

Signatures	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	September 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$15,000	$15,000
Accrued expenses	1,500	4,000
Accrued interest	—	—
Loans to related parties	9,911	811
Total Liabilities	26,411	19,811

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Shares, 10,000,000 authorized at $0.001 par value; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock , par value $.001; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	$10,000	$10,000
Additional paid in capital	9,000	9,000
Deficit accumulated during the development stage	(45,411)	(38,811)
Total Stockholders' Equity (Deficit)	(26,411)	(19,811)

Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD SEPTEMBER 17, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2010

(UNAUDITED)

					Cumulative from
	For the three	For the three	For the nine	For the nine	September 17, 2007
	months ended	months ended	months ended	months ended	(inception) thru
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	1,000	1,000	3,000	3,000	18,269
Web Design and Development	—	1,500	1,600	16,900	18,500
General and Administrative	500	500	2,000	2,000	8,642

Total Operating Expenses	1,500	3,000	6,600	21,900	45,411

Operating Loss	(1,500)	(3,000)	(6,600)	(21,900)	(45,411)

Other income/expenses:
Interest expense	(75)	—	—	—	—
Total Other Income/ (Expenses)	75	—	—	—	—

Net (loss) before Income Taxes	(1,425)	(3,000)	(6,600)	(21,900)	(45,411)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(1,425)	$(3,000)	$(6,600)	$(21,900)	$(45,411)

Basic and diluted net loss per common share	**	**	**	**	**

Weighted average number of common shares outstanding	10,000,000	9,000,000	10,000,000	9,000,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

FROM SEPTEMBER 17, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2010

(UNAUDITED)

					Accumulated	Total
					(Deficit)
			Total		During	Stockholders'
	Common Stock		Stockholders'	Subscription	Development	Equity/
	Shares	Amount	Equity	Receivable	Stage	(Deficit)

Balance at September 17, 2007	—	$—	$—	$—	$—	$—

Common stock issued for subscription agreement at September 30, 2007	9,000,000	9,000	—	(9,000)	—	—
Payments on Subscription	—	—	—	9,000	—	9,000
Net (loss) for the year ended December 31, 2007	—	—		—	(1,500)	(1,500)

Balance at December 31, 2007	9,000,000	9,000	—	—	(1,500)	7,500

Net (loss) for the year ended December 31, 2008	—	—	—	—	(11,411)	(11,411)

Balance at December 31, 2008	9,000,000	9,000	—	—	(12,911)	(3,911)

Common stock issued on October 18, 2009 (persuant to Form S-1 which became effective August 12, 2009 - $0.01/share)	1,000,000	1,000	9,000	—	—	10,000
Net (loss) for year ending December 31, 2009	—	—		—	(25,900)	(25,900)

Balance at December 31, 2009	10,000,000	10,000	9,000	—	(38,811)	(19,811)

Net (loss) for the three months ending March 31, 2010	—	—	—	—	(1,000)	(1,000)

Balance at March 31, 2010	10,000,000	10,000	9,000	—	(39,811)	(20,811)

Net (loss) for the three months ending June 30, 2010	—	—	—	—	(4,175)	(4,175)

Balance at June 30, 2010	10,000,000	$10,000	$9,000	$—	$(43,986)	$(24,986)

Net (loss) for the three months ending September 30, 2010	—	—	—	—	(1,425)	(1,425)

Balance at September 30, 2010	10,000,000	$10,000	$9,000	$—	$(45,411)	$(26,411)

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIOD SEPTEMBER 17, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2010

			Cumulative from
			September 17, 2007
	For the nine	For the nine	(Inception)
	months ended	months ended	through
	September 30, 2010	September 30, 2009	September 30, 2010

OPERATING ACTIVITIES:
Net loss	$(6,600)	$(21,900)	$(45,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	15,000	15,000
Increase/(Decrease) in accrued expenses	(2,500)	2,000	1,500

Net cash used in operating activities	(9,100)	(4,900)	(28,911)

FINANCING ACTIVITIES:
Stock issued for cash	—	—	10,000
Payments on subscription agreement	—	—	9,000
Repayment of related party loan payable	—	—	(6,031)
Proceeds from related party loan payable	9,100	4,900	15,942

Net cash provided by (used in) financing activities	9,100	4,900	28,911

NET INCREASE IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period September 17, 2007 (Inception) through December 31, 2009 and the year ended December 31, 2008 were filed on April 9, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 and for the period September 17, 2007 (Inception) through September 30,, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

As of September 30, 2010, we had an accumulated deficit of $45,411.  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

Our principal executive office is located at 7076 Spyglass Avenue, Parkland, FL  33076.  Our telephone number is (954) 599-3672.  Our fiscal year ends on December 31.

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company. The Company’s condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

SEPTEMBER 30, 2010

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from its sole officer and director, Steven Adelstein.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Management’s plans to obtain such resources for the Company include obtaining capital from the sale of shares of common stock of the Company and/or financing from independent third parties. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

•      Shipment has occurred;

•      Price is fixed or determinable; and

•      Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from September 17, 2007 (inception) to September 30, 2010, the Company recognized no revenues.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260 “Earnings Per Share” which was previously Statement of Accounting Standards No. 128, “Earnings per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and  liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the company borrows from its sole officer and director, Steven Adelstein. At September 30, 2010, the company owed $9,911 and at December 31, 2009, the company owed $811.

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

NOTE 7 - INDEPENDENT CONTRACTOR

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

NOTE 8 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date and time our financial statements were available on October 22, 2010.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $28,911 from inception of September 17, 2007 to September 30, 2010 and has an accumulated deficit of ($45,411) through September 30, 2010 and ($38,811) at December 31, 2009.

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

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our web portals currently under development and anticipated to be completed for beta testing in the first quarter of 2011. Additionally, management is seeking new acquisitions to complement existing products.

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our various web portals currently under development and anticipated to be completed for beta testing in the first quarter of 2011.

Revenues

As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the second quarter of 2011 when our websites should be completed with its beta testing and is available for customers. We do not expect our revenues to increase significantly until late 2011.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, anticipated to commence revenues in the second quarter of 2011. In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended September 30, 2010 and September 30, 2009

Revenues. The Company’s revenues for the three months ended September 30, 2010 and 2009 were $0. From inception through September 30, 2010, the company had $0 revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended September 30, 2010 were $1,000 as compared to $1,000 for the three months ended September 30, 2009. Legal and accounting expenses were a direct result of professional fees associated with the company’s filings required by the Securities and Exchange Commission.

Web Design and Development . Web design and development expenses for the three months ended September 30, 2010 were $0 as compared to $1,500 for the three months ended September 30, 2009. The decrease was a result of renewing our domain names with the registrar in 2009.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 were $500 compared to $500 for the three months ended September 30, 2009.  These are the normal  and recurring expenses that we anticipate occurring on a quarterly basis.

Net Loss. Net loss for the three months ended September 30, 2010 was ($1,425) compared to ($3.000) for the three months ended September 30, 2009.   The decrease in of net loss was substantially a result of renewing our domain names with the registrar and a reduction of legal fees.

Results for the Nine Months Ended September 30, 2010 and September 30, 2009

Revenues. The Company’s revenues for the nine months ended September 30, 2010 and 2009 were $0. From inception through September 30, 2010, the company had $0 revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended September 30, 2010 were $3,000 as compared to $3,000 for the nine months ended September 30, 2009.  Legal and accounting expenses were a direct result of professional fees associated with the company’s filings required by the Securities and Exchange Commission.

Web Design and Development . Web design and development expenses for the nine months ended September 30, 2010 were $1,600 as compared to $16,900 for the nine months ended September 30, 2009. The increase was a result of the initial phase of development of our web portals in the amount of $15,000.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 were $2,000 compared to $2,000 for the nine months ended September 30, 2009.  These are the normal and recurring expenses that we anticipate occurring on a quarterly basis.

Net Loss. Net loss for the nine months ended September 30, 2010 was ($6,600) compared to ($21,900) for the nine months ended September 30, 2009.   The decrease of  our net loss for 2010 was substantially a result of the initial development of our web portals in the amount of $15,000 in 2009.

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

As of September 30, 2010 and December 31, 2009, total current assets were $0.

As of September 30, 2010, total current liabilities were $26,411, which consisted of $15,000 of accounts payable due to our independent contractor for development of our web portals, $1,500 of accrued expenses and $9,911 of loans from related parties.  As of December 31, 2009, total current liabilities were $19,811, which consisted of $15,000 of accounts payable due to our independent contractor for development of our web portals, $4,000 of accrued expenses and $811 of loans from related parties.  We had net working capital deficit of ($26,411) as of September 30, 2010, compared to net working deficit capital of ($19,811) at December 31, 2009.

During the nine months ended September 30, 2010, operating activities used cash of $9,100. Cash flows from financing activities consist primarily of cash generated through the company’s initial public offering and loans from related parties from September 17, 2007 (inception) through September 30, 2010.

Material Commitments

We entered into an agreement with a third party independent contractor to produce and develop our initial five (5) web portals for a total of $30,000. Of the total ($30,000), we have expensed $15,000 and anticipate the balance ($15,000) to be expensed on or before December 31, 2010. The independent contractor is revising the web portals whereby the company is anticipating the review and beta testing to commence fourth quarter of 2010. Upon acceptance of the web portals, the company owes a total of $30,000 within thirty (30) days of acceptance including the $15,000 classified on the financial statements as accounts payable at September 30, 2010.  As a prime result of the web-based businesses, having changed rapidly in the past several months, we are redesigning our web portals with anticipated beta-testing in early 2011.

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

Recently Issued Accounting Pronouncements

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

THEWEBDIGEST CORP.

DATE: October 22, 2010	By:	/s/ Steven Adelstein
Steven Adelstein
President, Principal Executive Officer and Principal Accounting and Financial Officer