Form 10-Q
period 2011-03-31
THEWEBDIGEST CORP.
filed 2011-04-29
CIK 1436599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2011
Common Stock, $0.001	10,000,000 shares
Preferred Stock, $0.001	0 shares

THEWEBDIGEST CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010 (audited)	3

Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 and the cumulative period from September 17, 2007 (inception) through March 31, 2011	4

Consolidated Statements of Shareholders' Equity from September 17, 2007 (inception) through March 31, 2011	5

Condensed Statements of Cash Flows at March 31, 2011	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4T. Controls and Procedures.	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. (Removed and Reserved).	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Signatures	17

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	March 31, 2011	December 31, 2010

CURRENT ASSETS:
Cash and equivalents	$—	$—
Total Current Assets	—	—

OTHER ASSETS:
Intellectual assets, net	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$15,000	$15,000
Accrued expenses	5,500	5,000
Loans to related parties	13,411	12,911
Total Liabilities	33,911	32,911

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Shares, 10,000,000 authorized at $0.001 par value; 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock , par value $.001; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	$10,000	$10,000
Additional paid in capital	9,000	9,000
Deficit accumulated during the development stage	(52,911)	(51,911)
Total Stockholders' Equity (Deficit)	(33,911)	(32,911)

Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period September 17, 2007 (inception) through March 31, 2011

(Unaudited)

			Cumulative from
	For the three	For the three	September 17, 2007
	months ended	months ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	500	500	23,769
Web Design and Development	—	0	18,500
General and Administrative	500	500	10,642

Total Operating Expenses	1,000	1,000	52,911

Operating Loss	(1,000)	(1,000)	(52,911)

Other income/expenses:
Interest expense	—	—	—
Total Other Income/ (Expenses)	—		—

Net (loss) before Income Taxes	(1,000)	(1,000)	(52,911)

Provision for Income Taxes	—	—	—

Net (loss)	$(1,000)	$(1,000)	$(52,911)

Basic and diluted net loss per common share	**	**

Weighted average number of common shares outstanding	10,000,000	10,000,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)

From September 17, 2007 (inception) through March 31, 2011

							Accumulated
							(Deficit)	Total
						Additional	During	Stockholders'
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Equity/
Par Value of $0.001	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficit)

Balance at September 17, 2007	—	$—	—	$—	$—	$—	$—	$—

Common stock issued for subscription agreement at September 30, 2007	—	—	9,000,000	9,000	(9,000)	—	—	—

Payments on Subscription	—	—	—	—	9,000	—	—	9,000

Net (loss) for the year ended December 31, 2007	—	—	—	—	—	—	(1,500)	(1,500)

Net (loss) for the year ended December 31, 2008	—	—	—	—	—	—	(11,411)	(11,411)

Balance at December 31, 2008	—	—	9,000,000	9,000	—	—	(12,911)	(3,911)

Common stock issued on October 18, 2009 (pursuant to Form S-1 which became effective August 12, 2009 - $0.01/share)	—	—	1,000,000	1,000	—	9,000	—	10,000

Net (loss) for year ending December 31, 2009	—	—	—	—	—	—	(25,900)	(25,900)

Balance at December 31, 2009	—	—	10,000,000	10,000	—	9,000	(38,811)	(19,811)

Net (loss) for year ending December 31, 2010	—	—	—	—	—	—	(13,100)	(13,100)

Balance at December 31, 2010	—	$—	10,000,000	$10,000	$—	$9,000	$(51,911)	$(32,911)

Net (loss) for three months ending March 31, 2011	—	—	—	—	—	—	(1,000)	(1,000)

Balance at March 31, 2011	—	$—	10,000,000	$10,000	$—	$9,000	$(52,911)	$(33,911)

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period September 17, 2007 (inception) through March 31, 2011

			Cumulative from
	For the three	For the three	September 17, 2007
	months ended	months ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011

OPERATING ACTIVITIES:
Net loss	$(1,000)	$(1,000)	$(52,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	—	—	—
Issuance of common stock for services	—	—	—

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	—	15,000
Increase/(Decrease) in accrued expenses	500	(2,000)	5,500

Net cash used in operating activities	(500)	(3,000)	(32,411)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	10,000
Payments on subscription agreement	—	—	9,000
Repayment of related party loan payable	—	—	(6,031)
Loans payable - related parties	500	3,000	19,442

Net cash provided by (used in) financing activities	500	3,000	32,411

NET INCREASE IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$—

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 - BASIS OF PRESENTATION

The Company unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period September 17, 2007 (Inception) through December 31, 2010 and the year ended December 31, 2009 were filed on March 15, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 and for the period September 17, 2007 (Inception) through December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

As of March 31, 2011, we had an accumulated deficit of ($52,911).  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

Our principal executive office is located at 7076 Spyglass Avenue, Parkland, FL  33076.  Our telephone number is (954) 599-3672.  Our fiscal year ends on December 31.

Basis of Presentation

The Company’s condensed financial statements have been prepared by the Company. The Company’s condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

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

•      Shipment has occurred;

•      Price is fixed or determinable; and

•      Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from September 17, 2007 (inception) to March 31, 2011, the Company recognized no revenues.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

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

MARCH 31, 2011

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

The Company has no outstanding options and warrants at March 31, 2011.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2011, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company borrows from its sole officer and director, Steven Adelstein. At March 31, 2011, the Company owed $13,411 and at December 31, 2010, the Company owed $12,911.

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

NOTE 7 - INDEPENDENT CONTRACTOR

 The Company has entered into an agreement with an independent contractor to produce and develop the initial five (5) domain names as informational web sites for a total amount of $30,000. The initial payment of $15,000 was originally due March 31, 2009 or within thirty (30) days of the Company's Form S-1 as filed with the Securities and Exchange Commission becomes effective, whichever is later. At December 31, 2010, the Company's filing with the Securities and Exchange Commission became effective August 12, 2009 and therefore this payment is classified for financial presentation as an account payable of $15,000. The Company has received a verbal extension of the due date of this payment which is now anticipated to be repaid in the third quarter of 2011. The balance due to contractor is six (6) months after the initial payment is paid.

NOTE 8 - INTELLECTUAL PROPERTY

The company owns in excess of 175 domain names having different subject matters within each specific domain name. It is the company's policy to expense all costs related of the renewal paid to the domain registrar, research and development as these web portals are produced and developed.

NOTE 9 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date and time our financial statements were available on April 20, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011 with the Securities and Exchange Commission and are hereby referenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $(32,411) inception of September 17, 2007 to March 31, 2011 and has an accumulated deficit of ($52,911) through March 31, 2011 and ($51,911) at December 31, 2010.

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

Since investors and advances from related parties are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our web portals currently under development and anticipated to be completed for beta testing in the third quarter of 2011. Additionally, management is seeking new acquisitions to complement existing products.

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our various web portals currently under development and anticipated to be completed for beta testing in the third quarter of 2011.

Revenues

As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the second quarter of 2012 when our websites should be completed with its beta testing and is available for customers. We do not expect our revenues to increase significantly until late 2012.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, anticipated to commence revenues in the second quarter of 2012. In addition, we believe in the 2012 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended March 31, 2011 and March 31, 2010

Revenues. The Company’s revenues for the three months ended March 31, 2011 and 2010 were $0. From inception through March 31, 2011, the company had $0 revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended March 31, 2011 were $500 as compared to $500 for the three months ended March 31, 2010.  The expense relates to the normalization of the development stage of operating expenses.

Web Design and Development . Web design and development expenses for the three months ended March 31, 2011 were $0 as compared to $0 for the three months ended March 31, 2010. This lack of expense for the three month period ending March 31, 2011 and 2010 relates to our Company currently developing and testing the beta format for our web portals.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 were $500 compared to $500 for the three months ended March 31, 2010.  These are the normal and recurring expenses that we anticipate occurring on a quarterly basis.

Net Loss. Net loss for the three months ended March 31, 2011 was ($1,000) compared to ($1,000) for the three months ended March 31, 2010.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its related parties and through its initial public offering.

As of March 31, 2011 and December 31, 2010, total current assets were $0.

As of March 31, 2011, total current liabilities were $33,911, which consisted of $15,000 of accounts payable due to our independent contractor for development of our web portals, $5,500 of accrued expenses and $13,411 of loans from related parties.  As of December 31, 2010, total current liabilities were $32,911, which consisted of $15,000 of accounts payable due to our independent contractor for development of our web portals, $5,000 of accrued expenses and $12,911 of loans from related parties.  We had net working capital deficit of ($33,911) as of March 31, 2011, compared to net working deficit capital of ($32,911) at December 31, 2010.

During the three months ended March 31, 2011, operating activities used cash of $(32,411). Cash flows from financing activities consist primarily of cash generated through the company’s initial public offering and loans from related parties from September 17, 2007 (inception) through March 31, 2011.

Material Commitments

We entered into an agreement with a third party independent contractor to produce and develop our initial five (5) web portals for a total of $30,000. Of the total ($30,000), we have expensed $15,000 and anticipate the balance ($15,000) to be expensed on or before December 31, 2010. The independent contractor is revising the web portals whereby the company is anticipating the review and beta testing to commence fourth quarter of 2010. Upon acceptance of the web portals, the company owes a total of $30,000 within thirty (30) days of acceptance including the $15,000 classified on the financial statements as accounts payable at March 31, 2011.  As a prime result of the web-based businesses, having changed rapidly in the past several months, we are redesigning our web portals with anticipated beta-testing in late 2011.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

THEWEBDIGEST CORP.

DATE: April 29, 2011	By:	/s/ Steven Adelstein
Steven Adelstein
President, Principal Executive Officer and Principal Accounting and Financial Officer