Form 10-Q
period 2011-09-30
THEWEBDIGEST CORP.
filed 2011-11-04
CIK 1436599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer        ☐                                                                 Accelerated filer                             ☐

           Non-accelerated filer          ☐                                                                 Smaller reporting company            ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2011
Common Stock, $0.001	12,000,000 shares
Preferred Stock, $0.001	0 shares

THEWEBDIGEST CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and the cumulative period from September 17, 2007 (inception) through September 30, 2011	4

Condensed Statements of Cash Flows at September 30, 2011	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4T. Controls and Procedures.	13

Part II Other Information	14

Item 1. Legal Proceeding.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. (Removed and Reserved).	14

Item 5. Other Information.	14

Item 6. Exhibits.	14

Signatures	15

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	September 30, 2011	December 31, 2010

CURRENT ASSETS:
Cash and equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$15,000	$15,000
Accrued expenses	7,250	5,000
Loans to related parties	111	12,911
Total Liabilities	22,361	32,911

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Shares, 10,000,000 authorized at $0.001 par value; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock , par value $.001; 100,000,000 shares authorized; 12,000,000 shares and 10,000,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	$12,000	$10,000
Additional paid in capital	27,000	9,000
Deficit accumulated during the development stage	(61,361)	(51,911)
Total Stockholders’ Equity (Deficit)	(22,361)	(32,911)

Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period September 17, 2007 (inception) through September 30, 2011

(Unaudited)

					Cumulative from
	For the three	For the three	For the nine	For the nine	September 17, 2007
	months ended	months ended	months ended	months ended	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	3,850	1,000	5,250	3,000	28,519
Web Design and Development	1,600	—	1,600	1,600	20,100
General and Administrative	900	500	2,400	2,000	12,542

Total Operating Expenses	6,350	1,500	9,250	6,600	61,161

Operating Loss	(6,350)	(1,500)	(9,250)	(6,600)	(61,161)

Other Income/Expenses:
Interest (income)/expense	100	(75)	200	—	200
Total Other Income/(Expenses)	(100)	75	(200)	—	(200)

Net (loss) before Income Taxes	(6,450)	(1,425)	(9,450)	(6,600)	(61,361)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(6,450)	$(1,425)	$(9,450)	$(6,600)	$(61,361)

Basic and diluted net loss per common share	**	**	**	**	**

Weighted average number of common shares outstanding	10,021,739	10,000,000	10,007,408	10,000,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period September 17, 2007 (inception) through September 30, 2011

			Cumulative from
	For the nine	For the nine	September 17, 2007
	months ended	months ended	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011

OPERATING ACTIVITIES:
Net loss	$(9,450)	$(6,600)	$(61,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Conversion of debt to stock	20,000	—	20,000
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	—	15,000
Increase/(Decrease) in accrued expenses	2,250	(2,500)	7,150

Net cash used in operating activities	12,800	(9,100)	(19,211)

FINANCING ACTIVITIES:
Stock issued for cash	—	—	10,000
Payments on subscription agreement	—	—	9,000
Increase/(Decrease) in loans payable - related parties	(12,800)	9,100	211

Net cash provided by (used in) financing activities	(12,800)	—	19,211

NET INCREASE IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	$—	$—	$—

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1 - BASIS OF PRESENTATION

The Company unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period September 17, 2007 (Inception) through December 31, 2010 and the year ended December 31, 2009 were filed on March 15, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2011 and for the period September 17, 2007 (Inception) through December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

As of September 30, 2011, we had an accumulated deficit of ($61,361).  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

SEPTEMBER 30, 2011

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

•      Shipment has occurred;

•      Price is fixed or determinable; and

•      Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from September 17, 2007 (inception) to September 30, 2011, the Company recognized no revenues.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

SEPTEMBER 30, 2011

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

On September 30, 2011, the company issued 2,000,000 shares of common stock to Steven Adelstein, our sole officer and director for $20,000 at $0.01 for conversion of debt.

The Company has no outstanding options and warrants at September 30, 2011.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2011, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company borrows from its sole officer and director, Steven Adelstein. At September 30, 2011, the Company owed $111 and at December 31, 2010, the Company owed $12,911.

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

NOTE 7 - INDEPENDENT CONTRACTOR

 The Company has entered into an agreement with an independent contractor to produce and develop the initial five (5) domain names as informational web sites for a total amount of $30,000. The initial payment of $15,000 was originally due March 31, 2009 or within thirty (30) days of the Company's Form S-1 as filed with the Securities and Exchange Commission becomes effective, whichever is later. At December 31, 2010, the Company's filing with the Securities and Exchange Commission became effective August 12, 2009 and therefore this payment is classified for financial presentation as an account payable of $15,000. The Company has received a verbal extension of the due date of this payment which is now anticipated to be repaid in the second quarter of 2012. The balance due to contractor is six (6) months after the initial payment is paid.

NOTE 8 - INTELLECTUAL PROPERTY

The company owns in excess of 175 domain names having different subject matters within each specific domain name. It is the company's policy to expense all costs related of the renewal paid to the domain registrar, research and development as these web portals are produced and developed.

NOTE 9 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date and time our financial statements were available on October 15, 2011.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $(22,211) inception of September 17, 2007 to September 30, 2011 and has an accumulated deficit of ($61,361) through September 30, 2011 and ($51,911) at December 31, 2010.

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

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our web portals currently under development and anticipated to be completed for beta testing in the second quarter of 2012. Additionally, management is seeking new acquisitions to complement existing products.

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our various web portals currently under development and anticipated to be completed for beta testing in the mid part of 2012.

Revenues

As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2012 when our websites should be completed with its beta testing and is available for customers. We do not expect our revenues to increase significantly until 2013.

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

Results for the Three Months Ended September 30, 2011 and September 30, 2010

Revenues. The Company’s revenues for the three months ended September 30, 2011 and 2010 were $0. From inception through September 30, 2011, the company had $0 revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended September 30, 2011 were $3,850 as compared to $1,000 for the three months ended September 30, 2010.  The increase in expense of $2,850 relates to the normalization of the development stage of operating expenses and the reporting requirements as mandated by the Securities and Exchange Commission.

Web Design and Development . Web design and development expenses for the three months ended September 30, 2011 were $1,600 as compared to $0 for the three months ended September 30, 2010. The increase in expense is a direct result of the Company’s domain names being renewed for the period ended September 30, 2011 and the prior year the domain names were renewed in the period ended June 30, 2010.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 were $900 compared to $500 for the three months ended September 30, 2010.  These are the normal and recurring expenses that we anticipate occurring on a quarterly basis.

Net Loss. Net loss for the three months ended September 30, 2011 was ($6,450) compared to ($1,575) for the three months ended September 30, 2010.  The increase in loss of ($4,850) was a direct result of the Company’s domain names being renewed in the period ended September 30, 2011 and the increase cost required for filings with the Securities and Exchange Commission.

Results for the Nine Months Ended September 30, 2011 and September 30, 2010

Revenues. The Company’s revenues for the nine months ended September 30, 2011 and 2010 were $0. From inception through September 30, 2011, the company had $0 revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended September 30, 2011 were $5,250 as compared to $3,000 for the nine months ended September 30, 2010.  The expense relates to the normalization of the development stage of operating expenses.

Web Design and Development . Web design and development expenses for the nine months ended September 30, 2011 were $1,600 as compared to $1,600 for the nine months ended September 30, 2010. This cost relates to the renewal of the company’s domain names.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 were $2,400 compared to $2,000 for the nine months ended September 30, 2010.  These are the normal and recurring expenses that we anticipate occurring on a quarterly basis.

Net Loss. Net loss for the nine months ended September 30, 2011 was ($9,450) compared to ($6,600) for the nine months ended September 30, 2010.  The increase in loss of ($2,850) was a direct result of the Company’s requirements for filings with the Securities and Exchange Commission.

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

As of September 30, 2011 and December 31, 2010, total current assets were $0.

As of September 30, 2011, total current liabilities were $22,361, which consisted of $15,000 of accounts payable due to our independent contractor for development of our web portals, $7,250 of accrued expenses and $111of loans from related parties.  As of December 31, 2010, total current liabilities were $32,911, which consisted of $15,000 of accounts payable due to our independent contractor for development of our web portals, $5,000 of accrued expenses and $12,911 of loans from related parties.  We had net working capital deficit of ($22,361) as of September 30, 2011, compared to net working deficit capital of ($32,911) at December 31, 2010.

During the nine months ended September 30, 2011, operating activities provided cash of $12,800 and used cash of $22,211 from inception through September 30, 2011. Cash flows from financing activities consist primarily of cash generated through the company’s initial public offering and loans from related parties from September 17, 2007 (inception) through September 30, 2011.

Material Commitments

We entered into an agreement with a third party independent contractor to produce and develop our initial five (5) web portals for a total of $30,000. Of the total ($30,000), we have expensed $15,000 and anticipate the balance ($15,000) to be expensed on or before December 31, 2010. The independent contractor is revising the web portals whereby the company is anticipating the review and beta testing to commence fourth quarter of 2010. Upon acceptance of the web portals, the company owes a total of $30,000 within thirty (30) days of acceptance including the $15,000 classified on the financial statements as accounts payable at September 30, 2011.  As a prime result of the web-based businesses, having changed rapidly in the past several months, we are redesigning our web portals with anticipated beta-testing in the mid part of 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2011, the company issued, to Steven Adelstein, its sole officer and director, 2,000,000 common shares for conversion of debt in the amount of $20,000.

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

THEWEBDIGEST CORP.

DATE: November 3, 2011	By:	/s/ Steven Adelstein
Steven Adelstein
President, Principal Executive Officer and Principal Accounting and Financial Officer