Form 10-K
period 2011-12-31
THEWEBDIGEST CORP.
filed 2012-02-27
CIK 1436599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  DECEMBER 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-151485

THEWEBDIGEST CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	26-2569043
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7076 SPYGLASS AVENUE
PARKLAND, FL	33076
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (954) 599-3672

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

PREFERRED STOCK PAR VALUE $0.001	NONE
COMMON STOCK PAR VALUE $0.001	NONE

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes     [X] No

As of December 31, 2011, the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock was approximately $20,000. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Stock	Shares as of February 15, 2012

PREFERRED STOCK PAR VALUE $0.001	0
COMMON STOCK PAR VALUE $0.001	13,000,000

THEWEBDIGEST CORP.

FORM 10-K

For the Fiscal Period Ended December 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

•	the anticipated benefits and risks of our business relationships;

•	our ability to attract retail and business customers;

•	the anticipated benefits and risks associated with our business strategy;

•	our future operating results;

•	the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

•	potential government regulation;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential for additional issuances of our securities;

•	our plans to devote substantial resources to our sales and marketing teams;

•	the possibility of future acquisitions of businesses, products or technologies;

•	our belief that we can attract customers in a cost-efficient manner;

•	our belief that current or future litigation will likely not have a material adverse effect on our business;

•	the ability of our online marketing campaigns to be a cost-effective method of attracting customers;

•	our belief that we can internally develop cost-effective branding campaigns;

•	the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;

•	our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

•	our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;

•	statements about our community site business and its anticipated functionality;

•	our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and,

•	our belief that we can successfully offer and sell a constantly changing mix of products and services.

AVAILABILITY OF INFORMATION

You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be accessed at the web site http://www.sec.gov.

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

As of December 31, 2011, we had an accumulated deficit of ($94,000). Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

Our principal executive office is located at 7076 Spyglass Avenue, Parkland, FL 33076. Our telephone number is (954) 599-3672.

We have not generated any revenues to date and our activities have been limited to developing the Business Plan. We will not have the necessary capital to develop our Business Plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. See “Management’s Discussion and Analysis Plan of Operations” and “Liquidity and Capital Resources.” We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

The following description of our business is intended to provide an understanding of our Company and the direction of our strategy.

STRATEGY AND SERVICE

We have established that there is a market for specific informational web sites that focus on a defined subject matter. We intend to develop and market our web portals and sell sponsorship rights through various marketing and advertising procurement channels throughout the United States and foreign territories. The Company business plan provides for each web portal to have sponsors that pay an annual fee (to be established as our marketing program develops) for a rotating sponsorship banner displayed on our web portal including a hyperlink to the sponsor’s web site. Our individual web portals, as developed, contain information specific to the subject matter as described in each web domain. The sponsorships obtained by us will have a direct relationship to the specific subject matter that they sponsor. For example, if our web portal is the www.thediabeticdigest.com, the sponsor will have a direct correlation to diabetes and accordingly, the web portal will have informational data specifically for the same subject matter - mainly diabetes. Emphasis will be placed on the following types of subjects to develop each web portal on a specific content matter that directly refers to the web domain name (for example. Diabetes - www.TheDiabeticDigest.com; arthritis - www.thearthritisdigest.com; vitamins - www.thevitamindigest.com; podiatry - www.thepodiatrydigest.com; etc.) These are just a few of the intended domain names in our line of offerings to be developed.

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

ADVERTISING

Advertising will be done primarily through internet search engines and through independent contractors. There are independent entities that have effective experience in the utilization of pay per click advertising through the internet process. Additionally there are methods of improving “web presence” on search engines by means without the need for pay per click. Both methods will be used to attempt to establish our web site (www.giftcarddigest.com)as a credible web site to attract members for our program.

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

STAFFING

As of February 15, 2012, TheWebDigest Corp. has no permanent staff other than its sole officer and director, Steven Adelstein. Steven Adelstein has the flexibility to work on TheWebDigest Corp. up to 15 hours per week and is prepared to devote more time to our operations as may be required.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the filing of the Form 10-K for the period ended December 31, 2011 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

From inception (September 17, 2007) to December 31, 2011, the company’s business operations have primarily been focused on developing our business plan and obtaining market research.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. TheWebDigest Corp. was incorporated in the State of Florida on September 17, 2007; we are a development stage company attempting to enter into the internet sales market and prescription drug database industry. We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See “Risk Factors”). To become profitable and competitive, we must develop the business, marketing plan, and execute the plans.

Our officers and directors undertake to provide us with initial operating and loan capital to sustain our business plan over the next twelve (12) month period partially through advances from related parties, sale of securities and we will seek alternative financing through means such as borrowings from institutions or private individuals.

PLAN OF OPERATION

Since inception (September 17, 2007) to December 31, 2011, TheWebDigest Corp. has spent a total of $94,000 on the start-up development costs and we have not generated any  revenue from business operations.

The company incurred expenditures of $32,769 for legal and accounting and services including the preparation of audited financial statements and tax returns. The company also had expenditures of $60,931 for web design and development, administrative and independent consultants.

Since inception, the majority of the company’s time has been spent refining its business plan, marketing, conducting industry research, and preparing for additional financing and funding of operations.

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled “Risk Factors,” including for example:

•	any failure to expand our operations and web presence to sufficiently meet our customers’ demands and our ability to attract new clients;

•	any inability to effectively manage rapid growth and accurately project market demand for our product offerings;

•	risks associated with future investments or acquisitions;

•	economic, political, regulatory, legal and foreign exchange risks associated with web-based enterprises;

•	any loss of key members of our senior management; and,

•	unexpected changes in economic situations or legal environment.

You should read and consider the information set forth in “Risk Factors” and all other information set forth in this filing.

SUMMARY FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for TheWebDigest Corp. for the period ended December 31, 2011 and 2010. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this filing.

	12 Months Ended	12 Months Ended
	December 31,	December 31,
	2011	2010

Revenues	$—	$—
Operating expenses	41,789	13,100
Other income/(expense)	(300)	(0)
Net loss before taxes	(42,089)	(13,100)
Income taxes	—	—
Net (loss)	(42,089)	(13,100)
Loss per share - basic and diluted	$(.004)	$(.001)

As to Balance Sheet	As of December 31,
	2011	2010

Working capital (deficit)	$(45,000)	$(32,911)
Current assets	0	0
Total assets	0	0
Current liabilities	45,000	32,911
Total liabilities	45,000	32,911
Total Stockholders’ Equity (Deficit)	(45,000)	(32,911)

OUR ADDRESSES

The address of the Company’s principal executive office is 7076 Spyglass Avenue, Parkland, FL 33076, and our telephone number is (954) 599-3672. We maintain a website at www.thewebdigest.com that is currently under construction and will contain information about us, but that information is not a part of this Annual Report.

ITEM 1A. RISK FACTORS

The Company considers the following to be the material risks for an investor. TheWebDigest Corp. should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF THEWEBDIGEST CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN - AUDITOR’S GOING CONCERN

In their audit report dated December 31, 2011; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to TheWebDigest Corp. we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors, borrow funds or raise additional capital.

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

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

If we are not successful in earning revenue once we have started our sale activities, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including the Company’s sales results. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. See “Description of Business.”

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

Our officers and directors have other outside business activities and are devoting only approximately 10-15 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient, which may result in periodic interruptions or suspensions of our business plan. If the demands of the company’s business require the full time of our executive officer, they are prepared to adjust their timetable in order to devote more time to conducting our business operations. However, they may be unable to devote sufficient time to the management of the company’s business, which may result in periodic interruptions in the implementation of the company’s business plans and operations. Such delays could have a significant negative effect on the success of our business.

The company is entirely dependent on the efforts and abilities of its sole officer and director. The loss of our sole officer and director could have a material adverse effect on the business and its prospects. The company believes that all commercially reasonable efforts have been made to minimize the risks attendant the departure from service of our current officers and directors. However, replacement personnel may be unavailable to us. Moreover, even if available, replacement personnel may not enable the company to operate profitably.

All decisions regarding the management of the company’s affairs will be made exclusively by its sole officer and director. Purchasers of the offered shares may not participate in the management of the company and, therefore, are dependent upon the management abilities of the company’s officers and directors. The only assurance that the shareholders of the company (including purchasers of the offered shares) have that the company’s officers and directors will not abuse their discretion in making decisions, with respect to its affairs and other business decisions, is their fiduciary obligations and business integrity. Accordingly, no person should purchase offered shares unless that person is willing to entrust all aspects of management to the company’s officer and director, or his successors.

The company’s management may retain independent contractors to provide services to the company. Those contractors have no fiduciary duty to the shareholders of the company and may not perform as expected. The company does not maintain key person life insurance on its officers and directors.

WE FACE COMPETITION FROM TRADITIONAL AND INTERNET MEDIA COMPANIES THAT ARE SUBSTANTIALLY BETTER FUNDED AND HAVING SIGNIFICANTLY MORE KNOWLEDGE AND PRODUCT AVAILABILITY WHICH COULD HARM OUR OPERATING RESULTS.

Almost all of our competitors and potential competitors presently have considerably greater financial and other resources and internet market penetration than us. Management believes that we may be able to distinguish our informational web portals by introducing new and innovative content.

IF WE CANNOT OBTAIN INDEPENDENT CONSULTANTS AND SPONSORS, THE COMPANY WILL FAIL

We cannot assure you that we will be able to obtain independent consultants and sponsors of our web portals. Since our management does not have the past expertise to market our web portals, the company is relying on independent consultants and sponsorships to complete our business plan. Therefore, if the Company does not obtain independent consultants and/or sponsors, the Company’s business plan will not be completed and therefore the Company will fail.

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

The company cannot apply directly to be quoted on the OTC Bulletin Board. Additionally, the stock can be listed or traded only to the extent that there is interest by broker/dealers in acting as a market maker in the company’s stock. Despite the company’s best efforts, the company may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board. It is the company’s intent to contact potential market makers for the OTC Bulletin Board after it has completed its primary offering.

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERELY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY’S SHARES.

In the event our shares are traded, and our stock trades below $5.00 per share our stock would be known as a “penny stock” which is subject to various regulations involving disclosures to be given to you prior to purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors.

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge you understand the risk associated with buying penny stocks and that you can absorb the entire loss of your investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is oftentimes volatile and you may not be able to buy or sell the stock when you want.

AS THE COMPANY HAS 100,000,000 AUTHORIZED COMMON SHARES AND 10,000,000 PREFERRED SHARES AUTHORIZED, THE COMPANY’S MANAGEMENT COULD ISSUE ADDITIONAL SHARES DILUTING THE COMPANY’S CURRENT SHAREHOLDERS’ EQUITY.

The company has 100,000,000 authorized common shares of which only 13,000,000 are currently outstanding and will be issued and outstanding if all the shares in this offering are sold. The company’s management could, without the consent of the company’s existing shareholders issue substantially more shares causing a large dilution in our current shareholders’ equity position. Additionally, large share issuances by the company would generally have a negative impact on our share price. It is possible that due to additional share issuance you could lose a substantial amount or all of your investment.

AS OUR COMPANY’S SOLE OFFICER AND DIRECTOR CURRENTLY OWN MAJORITY OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND DECISIONS MADE BY THE COMPANY’S OFFICER AND DIRECTOR CONTRARY TO THEIR INTERESTS.

The company’s sole officer and director owns majority of our current outstanding common stock. As a result, he will be able to decide who will be directors and control the direction of the company. Our officers and directors interests may differ from the interests of our other stockholders. Factors that could cause his interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of our business operations and his ability to continue to manage the business, in terms of the amount of time they are able to devote to the company.

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

We are a development stage company formed September 17, 2007 with the purpose to establish it as a corporation engaged for informational web portals. TheWebDigest Corp. may be unable to develop and execute its business plan and would then be unable to generate revenues. There would be a substantial doubt, then, about our ability to continue as a going concern.

We anticipate incurring losses during the period of time necessary to develop our business plan and create the marketing plan. Additionally, there can be no assurance that we will ever operate profitably, even if we raise additional funding for operations. Investors should not purchase shares unless they can afford to lose their entire investment.

Because we are a development stage company, there is no corporate operating history on which to evaluate our potential for success. Additionally, we face many risks inherent in a start-up business, including difficulties and delays frequently encountered in connection with the commencement of operations, operational difficulties and our potential underestimation of initial and ongoing costs.

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

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and stock exchanges has required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, as a result of becoming a public company, we need to create additional board committees and adopt additional policies regarding internal controls and disclosure controls and procedures. We will incur additional costs associated with public company reporting requirements and compliance with the internal controls of Section 404 of the Sarbanes-Oxley Act of 2002. We also expect these new rules and regulations will make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. As a result, our general and administrative expenses will likely increase and it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of December 31, 2011, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steven Adelstein, its sole officer and director, at no cost to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the year ended December 31, 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK

Our common stock is not quoted on any Exchange.

REPORTS TO STOCKHOLDERS

Our shareholders, through our filings on the web, including http://www.sec.gov, can review all of our period reporting requirements of the Exchange Act including our annual report for December 31, 2011 and 2010.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK

At December 31, 2011, there were approximately 40 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has not adopted any equity compensation plan as of December 31, 2011.

DIVIDEND POLICY

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of income data for the twelve (12) month period ended December 31, 2011 and from inception (September 17, 2007) through December 31, 2011 and balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included elsewhere in this Report.

The following selected historical financial information should be read in conjunction with our financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		From Inception
	Twelve (12)	(September 17,
	Months Ended	2007) through
	December 31,	December 31,
STATEMENT OF OPERATIONS DATA:	2011	2010

Sales revenue:	$—	$—
Cost of sales	—	—
Gross profit	—	—

Expenses:
General and Administrative expenses	5,689	3,500
Legal and Accounting	9,500	8,000
Web Design & Development	16,600	1,600
Consulting	10,000	0
Total operating expenses	40,789	13,100

Loss from Operations	(41,789)	(13,100)
Interest Expense	(300)	(0)
Net Loss	$(42,089)	$(13,100)

Loss per Share - basic and diluted	$(.004)	$(.001)

Weighted average number of shares outstanding - basic and diluted	10,506,849	10,000,000

	December 31,
BALANCE SHEET DATA:	2011	2010

Cash and cash equivalents	$—	$—
Working capital (deficit)	(45,000)	(32,911)
Total assets	0	0
Total current liabilities	45,000	32,911
Long term liability	—	—
Total liabilities	45,000	32,911
Total stockholders’ equity (deficit)	$(45,000)	$(32,911)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OUR CORPORATE HISTORY

THEWEBDIGEST CORP. (“COMPANY”, “TheWebDigest Corp.”) is a development stage company, incorporated in the State of Florida on September 17, 2007, to create, develop and market internet informational portals. We intend to develop and market our web portals and sell sponsorship rights through various marketing and advertising procurement channels throughout the United States and foreign territories. The Company business plan provides for each web portal to have sponsors that pay an annual fee (to be established as our marketing program develops) for a rotating sponsorship banner displayed on our web portal including a hyperlink to the sponsor’s web site. Our individual web portals, as developed, will contain information specific to the subject matter as described in each web domain.

RESULTS OF OPERATIONS

SALES REVENUES

STATEMENT OF OPERATION ITEMS

•	Results of Operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

For the twelve (12) months ended December 31, 2011 and cumulative from September 17, 2007, (inception) through December 31, 2011, we had zero ($0) revenues from operations and a loss from operations of $(42,089) and $(13,100) respectively.

•	General and Administrative Expenses

For the twelve (12) months ended December 31, 2011, General and Administrative expenses increased $2,189 from $3,500 for the year ending December 31, 2010 to $5,689 for year ending December 31, 2011. These expenses for the year ending December 31, 2011 are considered normalized annual expenses.

•	Legal and Accounting Expenses

For the twelve (12) months ended December 31, 2011, Legal and Accounting expenses increased $1,500 from $8,000 for the year ending December 31, 2010 to $9,500 for year ending December 31, 2011. These expenses for the year ending December 31, 2011 are considered normalized annual expenses.

•	Web Design & Development

For the twelve (12) months ended December 31, 2011, web design and development fees increased $15,000 from $1,600 for the year ending December 31, 2010 to $16,600 for the year ending December 31, 2011. The increase of $15,000 for the year ended December 31, 2011 was a direct result of completing the agreement with the Company’s independent consultant.

BALANCE SHEET ITEMS

•	ACCRUED EXPENSES

Accrued expenses at December 31, 2011 were $10,000 as compared to $5,000 at December 31, 2010, an increase of $6,000. The increase was a result of accruals for Legal and Accounting and other normalized expenses for the period ending December 31, 2011.

•	ADVANCES FROM RELATED PARTIES

Advances from related parties were $5,000 at December 31, 2011 as compared to $12,911 at December 31, 2010. The decrease of $7,911 was the result of an increase in accrued expenses of $4,000 and the balance of $3,911 as a result of our sole officer and director advancing the necessary funds for operations.

•	ACCOUNTS PAYABLE

Accounts payable at December 31, 2011 and 2010 were $30,000 and $15,000 respectively. These balances are a direct result of amounts due under our contractual obligation to our independent contractor who is working on the developing and beta testing of our web portals.  Our independent contractor has not insisted on payment of said liability. We anticipate this liability to be remitted to the independent contractor on or before December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had cash and cash equivalent of $0. The following table provides detailed information about our net cash flow for December 31, 2011 and from inception (September 17, 2007) through December 31, 2011.

STATEMENT OF CASH FLOW

		From Inception
	Twelve (12)	(September 17,
	Months Ended	2007) through
	December 31,	December 31,
	2011	2011

Net cash (required) in operating activities	$(12,089)	$(44,000)
Net cash provided by financing activities	12,089	44,000
Net cash flow (deficit)	0	0

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are described in Note 2 to the Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

PLAN OF OPERATIONS

We have established through internal marketing research that there is a market for our products on the internet and our prescription database.

We are aware that the economic condition has slowed operations substantially in 2011 and 2010 and we anticipate this continuing through 2012 that the U.S. economy is currently in a state of uncertainty. In addition, we are aware that business trends relative to the Internet are constantly changing. The combination of changing trends relative to the Internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or revenues or income from operations.

OUR BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involves risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading “Risk Factors” and elsewhere in this Form 10-K.

OUR MARKET PRESENCE

We intend to develop and market our web portals and sell sponsorship rights through various marketing and advertising procurement channels throughout the United States and foreign territories. The Company business plan provides for each web portal to have individual sponsors that pay an annual fee (to be established as our marketing program develops) for a rotating sponsorship banner displayed on our web portal including a hyperlink to the sponsor’s web site. Our individual web portals, as developed, contain information specific to the subject matter as described in each web domain. The sponsorships obtained by us will have a direct relationship to the specific subject matter that they sponsor. For example, if our web portal is the www.thediabeticdigest.com, the sponsor will have a direct correlation to diabetes and accordingly, the web portal will have informational data specifically for the same subject matter - mainly diabetes. Emphasis will be placed on the following types of subjects to develop each web portal on a specific content matter that directly refers to the web domain name (for example. Diabetes - www.TheDiabeticDigest.com; arthritis - www.thearthritisdigest.com; vitamins - www.thevitamindigest.com; podiatry - www.thepodiatrydigest.com; etc.) These are just a few of the intended domain names in our line of offerings to be developed.

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

OUR EMPLOYEES

As of December 31, 2011, the Company has no permanent staff. Our officers and directors are prepared to devote time to our operations as may be required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited financial statements as of December 31, 2011 and 2010 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal years ended December 31, 2011 and 2010, there were no disagreements with Lake & Associates CPA LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Officers in connection with the review of our financial statements as of December 31, 2011.

Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

MANAGEMENT’S REMEDIATION INITIATIVES

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. The Directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the Board’s discretion.

Our officers and directors will serve until his successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our President, Chief Financial Officer and Director is set forth below:

Name and Address	Age	Position(s)

Steven Adelstein 7076 Spyglass Avenue Parkland, FL 33076	64	President / Chief Financial Officer / Director

The person named above has held his offices/positions since the inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address Board of Directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer.

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

DIRECTOR COMPENSATION

We do not pay fees to directors for attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings. From time to time, the Board of Directors approves compensation to officers and directors and, from inception (September 17, 2007) to December 31, 2011, the total compensation to our one (1) director was $0.

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

FAMILY RELATIONSHIPS

Tammi Shnider, the adult daughter of Steven Adelstein, is a consultant and shareholder of the Company.

CODE OF ETHICS

In September 2007, we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our President and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,

•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•	compliance with applicable laws, rules and regulations,

•	the prompt reporting violation of the code, and

•	accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION

We did not pay any fixed salaries in 2011. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of our directors and officers for the period from inception (September 17, 2007) through December 31, 2011.

NAME OF INDIVIDUAL	CAPACITIES IN WHICH AGGREGATE REMUNERATION WAS RECEIVED	AMOUNT

Steven Adelstein	Sole Officer and Director	$ 0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2011 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o TheWebDigest Corp. 7076 Spyglass Avenue, Parkland, FL 33076.

Name and address		Percentage
Beneficial Ownership	Number of Shares	of ownership(1)

Directors and Officers:

Steven Adelstein	11,000,000	85%
7076 Spyglass Avenue
Parkland, FL 33076

Beneficial owner of more than 5%:

Tammi Shnider	864,000 (2)	7%
3764 Moon Bay Circle
Wellington, FL 33414

(1)	Applicable percentage ownership is based on 13,000,000 shares of common stock outstanding as of February 15, 2012.

(2)	Includes 144,000 common shares held for minor aged children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers, directors and related parties. At December 31, 2011 and 2010, these loans were $5,000 and $12,911 respectively. The highest amount borrowed for the year ending December 31, 2011 was $20,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lake & Associates CPA LLC is the Company’s independent registered public accounting firm engaged to examine the Company’s financial statements for the fiscal period ended December 31, 2011 and 2010.

FEES FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2011 AND 2010

AUDIT FEES - Lake & Associates CPA LLC was paid or accrued an aggregate fee of approximately $9,000 per period for the auditing services for the fiscal period ended December 31, 2011. These fees for auditing services included the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30.

AUDIT RELATED FEES - Lake & Associates CPA LLC was not paid or any fees were accrued for assurance and related services that were related to the audit or review of the Company’s financial statements during the fiscal years ended December 31, 2011 and 2010.

TAX FEES - Lake & Associates CPA LLC was paid or accrued a fee of approximately $500 for tax compliance, advice, and planning during the fiscal years ended December 31, 2011 and 2010.

ALL OTHER FEES. Lake & Associates CPA LLC did not bill the Company for any products or services other than the foregoing during the fiscal years ended December 31, 2011 and 2010.

BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES

Although our Board of Directors does not have an Audit Committee, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

ITEM 15. EXHIBITS

The Exhibits listed below are filed as part of the S-1 and Amendments as filed with the Securities and Exchange Commission.

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2008).

3.2	By-laws (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2008).

The following Exhibits listed below are filed as part of this Form 10-K for the period ended December 31, 2011:

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEWEBDIGEST CORP.

Date: February 27, 2012	By: /s/ Steven Adelstein
Steven Adelstein
President (principal executive officer),
Chief Financial Officer (principal financial and accounting officer),
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2012	By: /s/ Steven Adelstein
Steven Adelstein
President (principal executive officer),
Chief Financial Officer (principal financial and accounting officer),
Director

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TheWebDigest Corp.

We have audited the accompanying balance sheet of TheWebDigest Corp. (a development stage enterprise)(the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period from September 17, 2007 (inception) through December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TheWebDigest Corp. (a Florida corporation) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period September 17, 2007 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 2 and 3, the Company has been in the development stage since its inception (September 17, 2007) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Notes 2 and 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, Illinois

February 1, 2012

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847-524-0800

Fax: 847-524-1655

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Audited)

ASSETS

	December 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$30,000	$15,000
Accrued Liabilities	10,000	5,000
Advances from Related Parties	5,000	12,911
Total Current Liabilities	45,000	32,911

Total Liabilities	45,000	32,911

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized;
0 issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, par value $.001; 100,000,000 shares authorized;
13,000,000 and 10,000,000 shares issued and outstanding as of
December 31, 2011 and December 31, 2010, respectively	13,000	10,000
Additional Paid in Capital	36,000	9,000
Deficit accumulated during the development stage	(94,000)	(51,911)
Total Stockholders’ Equity/(Deficit)	(45,000)	(32,911)

Total Liabilites and Stockholder’s Equity/(Deficit)	$—	$—

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Period September 17, 2007 (inception) through December 31, 2011

(Audited)

			Cumulative from
			September 17, 2007
	For the year ended	For the year ended	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Expenses:
General & Administrative	5,689	3,500	15,831
Legal and Accounting	9,500	8,000	32,769
Web Design & Development	16,600	1,600	35,100
Consulting	10,000	—	10,000

Total Expenses	41,789	13,100	93,700

Net (loss) before Income Taxes	(41,789)	(13,100)	(93,700)

Other - Interest Expense	(300)	—	(300)

Provision for Income Taxes	—	—	—

Net (loss)	$(42,089)	$(13,100)	$(94,000)

Basic and diluted net loss per common share	$(0.004)	$(0.001)

Weighted average number of common shares outstanding	10,506,849	10,000,000

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

From September 17, 2007 (inception) through December 31, 2011

(Audited)

							Accumulated
							(Deficit)
						Additional	During	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Stockholders’
Par Value of $0.001	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	Equity/(Deficit)

Balance at September 17, 2007	—	$—	—	$—	$—	$—	$—	$—

Common stock issued for subscription agreement at September 30, 2007	—	—	9,000,000	9,000	(9,000)	—	—	—

Payments on Subscription	—	—	—	—	9,000	—	—	9,000

Net (loss) for the year ended December 31, 2007	—	—	—	—	—	—	(1,500)	(1,500)

Net (loss) for the year ended December 31, 2008	—	—	—	—	—	—	(11,411)	(11,411)

Balance at December 31, 2008	—	—	9,000,000	9,000	—	—	(12,911)	(3,911)

Common stock issued on October 18, 2009 (persuant to Form S-1 which became effective August 12, 2009 - $0.01/share)	—	—	1,000,000	1,000	—	9,000	—	10,000

Net (loss) for year ending December 31, 2009	—	—	—	—	—	—	(25,900)	(25,900)

Balance at December 31, 2009	—	—	10,000,000	10,000	—	9,000	(38,811)	(19,811)

Net (loss) for year ending December 31, 2010	—	—	—	—	—	—	(13,100)	(13,100)

Balance at December 31, 2010	—	—	10,000,000	10,000	—	9,000	(51,911)	(32,911)

Conversion of debt to common shares at September 30, 2011	—	—	2,000,000	2,000	—	18,000	—	20,000

Common shares issued for consulting fees at December 31, 2011	—	—	1,000,000	1,000	—	9,000	—	10,000

Net (loss) for year ending December 31, 2011	—	—	—	—	—	—	(42,089)	(42,089)

Balance at December 31, 2011	—	$—	13,000,000	$13,000	$—	$36,000	$(94,000)	$(45,000)

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Period September 17, 2007 (inception) through December 31, 2011

(Audited)

			Cumulative from
			September 17, 2007
	For the year ended	For the year ended	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
OPERATING ACTIVITIES:
Net loss	$(42,089)	$(13,100)	$(94,000)
Adjustments to reconcile net loss to cash used in operating activities:
Issuance of common shares for services	10,000	—	10,000
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	15,000	—	30,000
Increase/(Decrease) in accrued expenses	5,000	1,000	10,000

Net cash used in operating activities	(12,089)	(12,100)	(44,000)

INVESTING ACTIVITIES:
Increase in equipment	—	—	—

FINANCING ACTIVITIES:
Stock issued for cash	20,000	—	30,000
Payments on subscription agreement	—	—	9,000
Repayment of related party loan payable	(7,911)	—	(13,942)
Proceeds from related party loan payable	—	12,100	18,942

Net cash provided by (used in) financing activities	12,089	12,100	44,000

NET INCREASE (DECREASE) IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$300	$—	$300

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

THEWEBDIGEST CORP. (a development stage enterprise) (the Company) was formed on September 17, 2007 in the State of Florida. The Company’s activities to date have been primarily directed towards the raising of capital, acquiring and developing intellectual properties and the development of a prototype website. The Company intends to develop and market our web portals and sell sponsorship rights through various marketing and advertising procurement channels throughout the United States and foreign territories. The Company’s individual web portals, as developed, will contain information specific to the subject matter as described in each web domain.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC Topic 915.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible Assets and Intellectual Properties

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from September 17, 2007(inception) to December 31, 2011.

Fair Value

In accordance with the requirements of ASC Topic 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Revenue and Cost Recognition

The Company has no current source of revenue. The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Revenues transacted from on-line platforms are recognized at the point of sale.

The Cost of Sales includes any labor cost and the amortization of intangible assets and intellectual properties.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Share Based Expenses

In accordance with ASC Topic 230, this statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted ASC Topic 230 upon creation of the company and expenses share based costs in the period incurred.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Related Parties

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

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance.

In June 2009 the FASB issued ASC 860, formerly SFAS 166, “Accounting for Transfers of financial Assets - an amendment of FASB Statement No. 140”(ASC 860). ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 will be effective April 1, 2010. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2009 the FASB issued ASC 810, formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810). ASC 810 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC 810 will be effective April 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures - Overall. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this Update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

In September 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition;” thus, these arrangements are excluded from this update. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our financial position or results of operations.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, as this standard relates specifically to disclosures, the adoption will not have an impact on the Company’s financial position and results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

As of November 30, 2011, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

The Company has evaluated all the recent accounting pronouncements through December 31, 2011 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (September 17, 2007) through December 31, 2011; of ($94,000).The Company will be dependent upon the raising of additional capital from related parties and through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to December 31, 2011, by way of issuing common shares and loans and advances from related parties.  As of December 31, 2011, the Company had issued 13,000,000 common shares, for a total of $49,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 825 and 820 the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

On September 30, 2007, the Company issued 9,000,000 shares of common stock to Steven Adelstein, our sole officer and director for $9,000 at $0.001 per common share.

On October 18, 2009, the company issued 1,000,000 shares of common stock to 42 investors in accordance with Form S-1 (commission file #333-151485) for cash and consideration of $10,000.

On September 30, 2011, the Company issued 2,000,000 shares of common stock to Steven Adelstein, our sole officer and director for payment of advances of $20,000. The common shares issued were valued at $0.01 per common share.

On December 31, 2011, the Company issued 1,000,000 shares of common stock to four (4) consultants as payment for services of $10,000. The common shares issued were valued at $0.01 per common share.

The company has no outstanding options and warrants at December 31, 2010 and 2009.

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. In accordance with ASC Topic 740 – Accounting for Income Tax and ASC Topic 605 - Accounting for Uncertainty in Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset as of December 31, 2011 is as follows:

December 31, 2011
Net operating loss carry forward	$94,000
Times Tax at Statutory rate	35

Deferred Tax Asset	32,900
Valuation allowance	(32,900)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 30, 2007, the company issued 9,000,000 shares and on September 30, 2011, issued 2,000,000 shares for a total of 11,000,000 shares to Steven Adelstein, its sole officer and director for the amount of $9,000 and $20,000 respectively.

From time to time, the company borrows from its officers, directors and stockholders. At December 30, 2011, the company owed $5,000 to Steven Adelstein and at December 31, 2010, the company owed $12,911. There are no signed or executed agreements between the parties and the company and therefore there are no assurances that said related parties will advance funds in the future.

The Company does not lease or rent any property. Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The sole officer and directors of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 – INDEPENDENT CONTRACTOR

The company has entered into an agreement with an independent contractor to produce and develop the initial five (5) domain names as informational web sites for a total amount of $30,000. The initial payment of $15,000 was due March 31, 2009 or within thirty (30) days of when the company’s Form S-1 as filed with the Securities and Exchange Commission became effective. This agreement has been orally extended, and the work is about 80% complete and the total payment of $30,000 has been classified as an Accounts Payable at December 31, 2011.

NOTE 9 – INTELLECTUAL PROPERTIES

The Company owns in excess of 175 domain names having different subject matters within each specific domain name. It is the company’s policy to expense all costs related of the renewals paid to the domain registrar, research and development as these web portals are produced and developed.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to December 31, 2011 through February 15, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.