Form 10-Q
period 2012-03-31
THEWEBDIGEST CORP.
filed 2012-04-24
CIK 1436599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 9, 2012
Common Stock, $0.001	17,500,000 shares
Preferred Stock, $0.001	0 shares

THEWEBDIGEST CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011 (audited)	3

Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 and the cumulative period from September 17, 2007 (inception) through March 31, 2012	4

Condensed Statements of Cash Flows at March 31, 2012	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4. Controls and Procedures.	13

Part II Other Information	13

Item 1. Legal Proceeding.	13

Item 1A. Risk Factors.	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Mine Safety Disclosures.	14

Item 5. Other Information.	14

Item 6. Exhibits.	14

Signatures	14

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS

	Unaudited	Audited
	March 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash and equivalents	$—	$—
Total Current Assets	—	—

OTHER ASSETS:
Intellectual assets, net	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$30,000	$30,000
Accrued expenses	11,500	10,000
Loans to related parties	7,950	5,000
Total Liabilities	49,450	45,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Shares, 10,000,000 authorized at $0.001 par value; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock , par value $.001; 100,000,000 shares authorized; 17,500,000 shares issued and outstanding at March 31, 2012 and 13,000,000 issued and outstanding at December 31, 2011	$17,500	$13,000
Additional paid in capital	76,500	36,000
Deficit accumulated during the development stage	(143,450)	(94,000)
Total Stockholders’ Equity	(49,450)	(45,000)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period September 17, 2007 (inception) through March 31, 2012

(Unaudited)

			Cumulative from
	For the three	For the three	September 17, 2007
	months ended	months ended	(inception) through
	March 31, 2012	March 31, 2011	March 31, 2012

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	1,500	500	34,269
Web Design and Development	—	—	35,100
General and Administrative	2,950	500	18,781
Consulting	45,000	—	55,000

Total Operating Expenses	49,450	1,000	143,150

Operating Loss	(49,450)	(1,000)	(143,150)

Other income/expenses:
Interest expense	—	—	(300)
Total Other Income/ (Expenses)	—	—	(300)

Net (loss) before Income Taxes	(49,450)	(1,000)	(143,450)

Provision for Income Taxes	—	—	—

Net (loss)	$(49,450)	$(1,000)	$(143,450)

Basic and diluted net loss per common share	$(0.004)	**

Weighted average number of common shares outstanding	13,296,703	10,000,000

** Less than $0.001

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period September 17, 2007 (inception) through March 31, 2012

			Cumulative from
	For the three	For the three	September 17, 2007
	months ended	months ended	(Inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
OPERATING ACTIVITIES:
Net loss	$(49,450)	(1,000)	(143,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	45,000	—	55,000
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	—	30,000
Increase/(Decrease)in accrued expenses	1,500	500	11,500

Net cash used in operating activities	(2,950)	(500)	(46,950)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	30,000
Payments on subscription agreement	—	—	9,000
Repayment of related party loan payable	—	—	(13,942)
Loans payable - related parties	2,950	500	21,892

Net cash provided by (used in) financing activities	2,950	500	46,950

NET INCREASE IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$300

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$45,000	$—	$55,000

The accompanying notes are an integral part of these statements.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1 - BASIS OF PRESENTATION

The Company unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period September 17, 2007 (Inception) through March 31, 2012 and the year ended December 31, 2011 were filed on February 27, 2012 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 and for the period September 17, 2007 (Inception) through March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

TheWebDigest Corp. is a development stage Company, incorporated in the state of Florida on September 17, 2007 to establish internet informational portals. We intend to develop and market our web portals and sell sponsorship privileges through various marketing and advertising procurement channels throughout the United States and foreign territories. The Company business plan provides for each web portal to have five (5) individual sponsors that pay an annual fee (to be established as our marketing program develops) for a rotating sponsorship banner displayed on our web portal including a hyperlink to the sponsor’s web site. Our individual web portals, as developed, contain information specific to the subject matter as described in each web domain. The sponsorships obtained by us will have a direct relationship to the specific subject matter that they sponsor.

We commenced our initial public offering on August 12, 2009, pursuant to that certain Registration Statement on Form S-1 (Commission File No. 333-151485), which was  declared effective by the Securities and Exchange Commission on that date.  We sold 1,000,000 shares of Common Stock in the offering which provided proceeds to us in the amount of $10,000.

As of March 31, 2012, we had an accumulated deficit of ($143,450).  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

MARCH 31, 2012

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

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

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

            •      Shipment has occurred;

            •      Price is fixed or determinable; and

            •      Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from September 17, 2007 (inception) to March 31, 2012, the Company recognized no revenues.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Share Based Payments

(included in ASC 718 “Compensation-Stock Compensation”)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted 1on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

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

NOTE 4 - EQUITY TRANSACTIONS

In September, 2007, the Company issued 9,000,000 shares of common stock to Steven Adelstein, our sole officer and director for $9,000 at $0.001 for the purchase of 150 internet domain names and the production and development of three (3) of these web portals.

THEWEBDIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

In October, 2009, the Company issued 1,000,000 shares of common stock to 42 investors in accordance with Form S-1 (commission file #333-151485) for cash and consideration of $10,000.

In September, 2011, the company issued 2,000,000 shares of common stock to Steven Adelstein, our sole officer and director for $20,000 at $0.01 for conversion of debt.

In December, 2011, the company issued 1,000,000 shares of common stock to consultants for services rendered in the total amount of $10,000 at $0.01 valuation per common share.

In March, 2012, the company issued 4,500,000 shares of common stock to consultants for services rendered in a total amount of $45,000 at $0.01 valuation per common share.

The Company has no outstanding options and warrants at March 31, 2012.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31,2012, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company borrows from its sole officer and director, Steven Adelstein. At March 31, 2012, the Company owed $7,950 and at December 31, 2011, the Company owed $5,000.

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

NOTE 7 - INDEPENDENT CONTRACTOR

The Company had entered into an agreement with an independent contractor to produce and develop the initial five (5) domain names as informational web sites for a total amount of $30,000. At March 31, 2012 and December 31, 2011, the total amount ($30,000) of our obligation is classified on financials as accounts payable. The company is working with our independent consultant on updating these web portals with anticipation of beta testing the latter part of 2012.

NOTE 8 - INTELLECTUAL PROPERTY

The company owns in excess of 175 domain names having different subject matters within each specific domain name. It is the company’s policy to expense all costs related of the renewal paid to the domain registrar, research and development as these web portals are produced and developed.

NOTE 9 - SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to December 31, 2011 through April 9, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 27, 2012 with the Securities and Exchange Commission and are hereby referenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $46,950 since inception of September 17, 2007 to March 31, 2012 and has an accumulated deficit of ($143,450) through March 31, 2012 and ($94,000) at December 31, 2011.

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

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our web portals currently under development and anticipated to be completed for beta testing in the fourth quarter of 2012. Additionally, management is seeking new acquisitions to complement existing products and developing future sources of revenue.

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our various web portals currently under development and anticipated to be completed for beta testing in the latter part of 2012.

Revenues

As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2012 when our websites should be completed with its beta testing and is available for customers. We do not expect our revenues to increase significantly until 2013 unless management can acquire and/or develop other sources of business revenues.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, anticipated to commence revenues in the fourth quarter of 2012. In addition, we believe in the latter part of  the 2012 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three (3) Months Ended March 31, 2012 and 2011

Revenues. The Company’s revenues for the three (3) months ended March 31, 2012 and 2011 were $0. From inception through March 31, 2012, the company had $0 revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three (3) months ended March 31, 2012 were $1,500 as compared to $500 for the three (3) months ended March 31, 2011.  The increase in expense of $1,000 relates to the normalization of the development stage of operating expenses and the reporting requirements as mandated by the Securities and Exchange Commission.

Consulting Fees. Consulting fee expenses for the three (3) months ended March 31, 2012 were $45,000 as compared to $0 for the three (3) months ended March 31, 2011. The increase in expense of $45,000 is a direct result of the Company’s review of its business plan, objectives and the pre-planning associated with the development of our websites and the expansion potential with various business alternatives.

General and Administrative Expenses. General and administrative expenses for the three (3) months ended March 31, 2012 were $2,950 compared to $500 for the three (3) months ended March 31, 2011. These are the normal and recurring expenses that we anticipate occurring on a quarterly basis.

Net Loss. Net loss for the three (3) months ended March 31, 2012 was ($49,450) compared to ($1,000) for the three (3) months ended March 31, 2011. The increase in loss of ($48,450) was a direct result of the Company’s utilization of consultants during three (3) months ended March 31, 2012 in evaluating and analyzing the company’s’ business plan and potential future endeavors.

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

As of March 31, 2012 and December 31, 2011, total current assets were $0.

As of March 31, 2012, total current liabilities were $49,450, which consisted of $30,000 of accounts payable due to our independent contractor for development of our web portals, $11,500 of accrued expenses and $7,950 of loans from related parties.  As of December 31, 2011, total current liabilities were $45,000, which consisted of $30,000 of accounts payable due to our independent contractor for development of our web portals, $10,000 of accrued expenses and $5,000 of loans from related parties.  We had net working capital deficit of ($49,450) as of March 31, 2012, compared to net working deficit capital of ($45,000) at December 31, 2011.

During the three (3)  months ended March 31, 2012, operating activities used cash of $2,950 and used cash of $46,950 from inception through March 31, 2012. Cash flows from financing activities consist primarily of cash generated through the company’s initial public offering and loans from related parties from September 17, 2007 (inception) through March 31, 2012.

Material Commitments

We entered into an agreement with a third party independent contractor to produce and develop our initial five (5) web portals for a total of $30,000. The independent contractor is revising the web portals whereby the company is anticipating the review and beta testing to commence fourth quarter of 2012. Upon acceptance of the web portals, the company intends to pay a total of $30,000 within thirty (30) days. We are redesigning our web portals with anticipated beta-testing in the latter part of 2012.

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

Item 4  Controls and Procedures

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

There has been no change in our internal controls over financial reporting during our first fiscal quarter ending March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 26, 2012, the company issued 4,500,000 common shares to various consultants for services rendered (including the issuance of 2,232,000 common shares to Tammi Shnider, the adult daughter of Steven Adelstein. The issuance of the common shares was expensed for financial presentation ($45,000) for the three (3) months ended March 31, 2012.

All 4,500,000 common shares were not registered under the Securities Act of 1933, as amended: under exemption contained in Section 4(2) of the Securities Act of 1933 and the shares issued bare a restrictive legend.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

THEWEBDIGEST CORP.

DATE: April 23, 2012	By:	/s/ Steven Adelstein
Steven Adelstein
President, Principal Executive Officer and Principal Accounting and Financial Officer