Form 10-Q
period 2012-06-30
WELLESLEY CAPITAL MANAGEMENT CORP.
filed 2012-07-31
CIK 1436599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-151485

Wellesley Capital Management Corp.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2012
Common Stock, $0.001	17,500,000 shares
Preferred Stock, $0.001	0 shares

WELLESLEY CAPITAL MANAGEMENT CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011 (audited)	3

Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011 and the cumulative period from September 17, 2007 (inception) through June 30, 2012	4

Condensed Statements of Cash Flows at June 30, 2012	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4. Controls and Procedures.	13

Part II Other Information	14

Item 1. Legal Proceeding.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Mine Safety Disclosures.	14

Item 5. Other Information.	14

Item 6. Exhibits.	14

Signatures	15

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

WELLESLEY CAPITAL MANAGEMENT CORP.

(f/k/a TheWebDigest Corp.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS

	Unaudited	Audited
	June 30, 2012	December 31, 2011

CURRENT ASSETS:
Cash and equivalents	$—	$—
Total Current Assets	—	—

OTHER ASSETS:
Intellectual assets, net	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Notes payable-related party	30,000	—
Accounts payable	5,000	30,000
Accrued expenses	11,500	10,000
Loans to related parties	7,950	5,000
Total Liabilities	54,450	45,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Shares, 10,000,000 authorized at $0.001 par value;
0 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock , par value $.001; 500,000,000 shares authorized;
17,500,000 shares issued and outstanding at June 30, 2012 and
13,000,000 issued and outstanding at December 31, 2011	$17,500	$13,000
Additional paid in capital	76,500	36,000
Deficit accumulated during the development stage	(148,450)	(94,000)
Total Stockholders’ Equity/(Deficit)	(54,450)	(45,000)

Total Liabilities and Stockholders’ Equity/(Deficit)	$—	$—

The accompanying notes are an integral part of these statements.

WELLESLEY CAPITAL MANAGEMENT CORP.

(f/k/a TheWebDigest Corp.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period September 17, 2007 (inception) through June 30, 2012

(Unaudited)

					Cumulative from
	For the three	For the three	For the six	For the six	September 17, 2007
	months ended	months ended	months ended	months ended	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	1,600	900	3,100	1,400	35,869
Web Design and Development	—	—	—	—	35,100
General and Administrative	3,400	1,000	6,350	1,500	22,181
Consulting	—	—	45,000	—	55,000

Total Operating Expenses	5,000	1,900	54,450	2,900	148,150

Operating Loss	(5,000)	(1,900)	(54,450)	(2,900)	(148,150)

Other income/expenses:
Interest expense	—	100	—	100	300
Total Other Income/ (Expenses)	—	(100)	—	(100)	(300)

Net (loss) before Income Taxes	(5,000)	(2,000)	(54,450)	(3,000)	(148,450)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(5,000)	$(2,000)	$(54,450)	$(3,000)	$(148,450)

Basic and diluted net loss per common share	**	**	$(0.004)	**

Weighted average number of common shares outstanding	17,500,000	10,000,000	15,373,626	10,000,000

** Less than $0.001

The accompanying notes are an integral part of these statements.

WELLESLEY CAPITAL MANAGEMENT CORP.

(f/k/a TheWebDigest Corp.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period September 17, 2007 (inception) through June 30, 2012

			Cumulative from
	For the six	For the six	September 17, 2007
	months ended	months ended	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012

OPERATING ACTIVITIES:
Net loss	$(54,450)	$(3,000)	$(148,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	45,000	—	55,000

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	(25,000)	—	5,000
Increase/(Decrease) in accrued expenses	1,500	(100)	11,500

Net cash used in operating activities	(32,950)	(3,100)	(76,950)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	30,000
Payments on subscription agreement	—	—	9,000
Repayment of related party loan payable	—	—	(13,942)
Issuance of notes payable-related party	30,000	—	30,000
Loans payable - related parties	2,950	3,100	21,892

Net cash provided by (used in) financing activities	32,950	3,100	76,950

NET INCREASE IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$300

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$45,000	$—	$55,000

The accompanying notes are an integral part of these statements.

WELLESLEY CAPITAL MANAGEMENT CORP.

(f/k/a TheWebDigest Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 - BASIS OF PRESENTATION

The Company’s unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period September 17, 2007 (Inception) through December 31, 2011 and the year ended December 31, 2011 were filed on February 27, 2012 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 and for the period September 17, 2007 (Inception) through June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

Wellesley Capital Management Corp. (f/k/a TheWebDigest Corp.) is a development stage Company, incorporated in the state of Florida on September 17, 2007 to establish internet informational portals. We intend to develop and market our web portals and sell sponsorship privileges through various marketing and advertising procurement channels throughout the United States and foreign territories. The Company business plan provides for each web portal to have five (5) individual sponsors that pay an annual fee (to be established as our marketing program develops) for a rotating sponsorship banner displayed on our web portal including a hyperlink to the sponsor’s web site. Our individual web portals, as developed, contain information specific to the subject matter as described in each web domain. The sponsorships obtained by us will have a direct relationship to the specific subject matter that they sponsor.

We commenced our initial public offering on August 12, 2009, pursuant to that certain Registration Statement on Form S-1 (Commission File No. 333-151485), which was declared effective by the Securities and Exchange Commission on that date.  We sold 1,000,000 shares of Common Stock in the offering which provided proceeds to us in the amount of $10,000.

As of June 30, 2012, we had an accumulated deficit of ($148,450).  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

WELLESLEY CAPITAL MANAGEMENT CORP.

(f/k/a TheWebDigest Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from September 17, 2007 (inception) to June 30, 2012, the Company recognized no revenues.

WELLESLEY CAPITAL MANAGEMENT CORP.

(f/k/a TheWebDigest Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

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

WELLESLEY CAPITAL MANAGEMENT CORP.

(f/k/a TheWebDigest Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

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

In April, 2012, the company filed, amended and restated Articles of Incorporation with the Secretary of State of Florida which:

•	changed the name of the corporation to Wellesley Capital Management Corp.

•	increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

•

included indemnification provisions customary under Florida law, as well as election not to be governed by the provisions of the Florida Business Corporation Act governing affiliated transactions and an election not to be governed by the provisions related to control share acquisitions.

The Company has no outstanding options and warrants at June 30, 2012.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2012, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company borrows from its sole officer and director, Steven Adelstein. At June 30, 2012, the Company owed $7,950 and at December 31, 2011, the Company owed $5,000.

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

WELLESLEY CAPITAL MANAGEMENT CORP.

(f/k/a TheWebDigest Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 7 – NOTE PAYABLE-RELATED PARTY

The Company had entered into an agreement with an independent contractor to produce and develop the initial five (5) domain names as informational web sites for a total amount of $30,000. At December 31, 2011, the total amount ($30,000) of our obligation is classified on the financials as accounts payable.  At June 30, 2012, it is classified as a note payable-related party based on the issuance of a promissory note dated 4/30/12, and has the following salient terms and conditions:

•	Due date December 31, 2012 including interest (6%) and principal

•	Note holder is Tammi Shnider and/or assigns, the adult daughter of Steven Adelstein, the Company’s sole officer and director

•	The Note (including principal and interest) is convertible into common shares at $0.125 per share at the sole discretion of Note holder

•	The Company can pre-pay the Note and accrued interested without penalty

NOTE 8 – INTELLECTUAL PROPERTY

The company owns in excess of 175 domain names having different subject matters within each specific domain name. It is the company’s policy to expense all costs related of the renewal paid to the domain registrar, research and development as these web portals are produced and developed.

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to December 31, 2011 through July 24, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

The Company has been approached by a third party whereby assets would be contributed into common shares. The company is currently evaluating this proposal and there are no assurances that an agreement would be executed and, if executed, actually closed.

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

Overview

Wellesley Capital Management Corp. is a development stage Company incorporated in September 2007 to establish ourselves as internet informational portals. We intend to develop and market our web portals and sell sponsorship rights through various marketing and advertising procurement channels throughout the United States and foreign territories. The Company business plan provides for each web portal to have sponsors that pay an annual fee (to be established as our marketing program develops) for a rotating sponsorship banner displayed on our web portal including a hyperlink to the sponsor’s web site. Our individual web portals, as developed, contain information specific to the subject matter as described in each web domain.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $76,950 from inception of September 17, 2007 to June 30, 2012 and has an accumulated deficit of ($148,450) through June 30, 2012 and ($94,000) at December 31, 2011.

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

Results for the Three (3) Months Ended June 30, 2012 and 2011

Revenues. The Company’s revenues for the three (3) months ended June 30, 2012 and 2011 were $0. From inception through June 30, 2012, the company had $0 revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three (3) months ended June 30, 2012 were $1,600 as compared to $900 for the three (3) months ended June 30, 2011.  The increase in expense of $700 relates to the normalization of the development stage of operating expenses and the reporting requirements as mandated by the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three (3) months ended June 30, 2012 were $3,400 compared to $1,000 for the three (3) months ended June 30, 2011. These are the normal and recurring expenses that we anticipate occurring on a quarterly basis.

Net Loss. Net loss for the three (3) months ended June 30, 2012 was ($5,000) compared to ($2,000) for the three (3) months ended June 30, 2011. The increase in loss of ($3,000) relates to the normalization of the development stage of operating expenses and the reporting requirements as mandated by the Securities and Exchange Commission.

Results for the Six (6) Months Ended June 30, 2012 and 2011

Revenues. The Company’s revenues for the six (6) months ended June 30, 2012 and 2011 were $0. From inception through June 30, 2012, the company had $0 revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the six (6) months ended June 30, 2012 were $3,100 as compared to $1,400 for the six (6) months ended June 30, 2011.  The increase in expense of $1,700 relates to the normalization of the development stage of operating expenses and the reporting requirements as mandated by the Securities and Exchange Commission.

Consulting Fees. Consulting fee expenses for the six (6) months ended June 30, 2012 were $45,000 as compared to $0 for the six (6) months ended June 30, 2011. The increase in expense of $45,000 was a direct result of the Company’s review of its business plan, objectives and the pre-planning associated with the development of our websites and the expansion potential with various business alternatives.

General and Administrative Expenses. General and administrative expenses for the six (6) months ended June 30, 2012 were $6,350 compared to $1,500 for the six (6) months ended June 30, 2011. These are the normal and recurring expenses that we anticipate occurring on a quarterly basis.

Net Loss. Net loss for the six (6) months ended June 30, 2012 was ($54,450) compared to ($3,000) for the six (6) months ended June 30, 2011. The increase in loss of ($51,450) was a direct result of the Company’s utilization of consultants during six (6) months ended June 30, 2012 in evaluating and analyzing the company’s’ business plan and potential future endeavors.

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

As of June 30, 2012 and December 31, 2011, total current assets were $0.

As of June 30, 2012, total current liabilities were $54,450, which consisted of $30,000 of Note payable, $5,000 of accounts payable, $11,500 of accrued expenses and $7,950 of loans from related parties.  As of December 31, 2011, total current liabilities were $45,000, which consisted of $30,000 of accounts payable for development of our web portals, $10,000 of accrued expenses and $5,000 of loans from related parties.  We had net working capital deficit of ($54,450) as of June 30, 2012, compared to net working deficit capital of ($45,000) at December 31, 2011.

During the six (6) months ended June 30, 2012, operating activities used cash of $32,950 and used cash of $76,950 from inception through June 30, 2012. Cash flows from financing activities consist primarily of cash generated through the company’s initial public offering, loans and conversion of debt to equity from related parties from September 17, 2007 (inception) through June 30, 2012.

Material Commitments

We entered into an agreement with a third party independent contractor to produce and develop our initial five (5) web portals for a total of $30,000. The independent contractor is revising the web portals whereby the company is anticipating the review and beta testing to commence fourth quarter of 2012. This obligation ($30,000) was transferred to the adult daughter of our sole officer and director and on April 30, 2012, a Note was entered into by the Company. We are redesigning our web portals with anticipated beta-testing in the latter part of 2012.

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

Item 4.  Controls and Procedures

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

There has been no change in our internal controls over financial reporting during our first fiscal quarter ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

WELLESLEY CAPITAL MANAGEMENT CORP.

DATE: July 31, 2012	By:	/s/ Steven Adelstein
Steven Adelstein
President, Principal Executive Officer and Principal Accounting and Financial Officer