Form 10-Q/A
period 2012-03-31
WELLESLEY CAPITAL MANAGEMENT CORP.
filed 2012-08-20
CIK 1436599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on April 24, 2012 (the “Form 10-Q”), is solely to further explain Item 4. Controls and Procedures.

There are no changes to the Original Form 10-Q other than those set forth above. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update disclosures therein in any way. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context. Furthermore, the Amendment should be read in conjunction with our filings with the SEC subsequent to the Original Form 10-Q.

PART I  FINANCIAL INFORMATION

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

There has been no change in our internal controls over financial reporting during our first fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our financial statements as of March 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during our second fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

* Previously submitted with the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wellesley Capital Management Corp.

DATE: August 20, 2012	By:	/s/ Steven Adelstein
Steven Adelstein
President, Principal Executive Officer and Principal Accounting and Financial Officer